Form 10QSB
period 1996-03-31
FRONTIER NATURAL GAS CORP
filed 1996-05-15
CIK 901611

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996
                                         --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   --------------   -------------------

                         COMMISSION FILE NO.   0-22782
                                            ---------------------------

                       FRONTIER NATURAL GAS CORPORATION
      -----------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)


               Oklahoma                           73-1421000
- - ---------------------------------    ----------------------------------
(State or Other Jurisdiction of      (I.R.S. Employer I.D. No.)
Incorporation or organization)


      One Benham Place, 9400 North Broadway, Oklahoma City, OK 73114-7401
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (405) 478-4455
                                              --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                         Yes  X    No
                                                              ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 5,058,406 shares of Class A Common Stock were outstanding as of April 22, 1996.

                         ITEM 1.  FINANCIAL STATEMENTS

                       FRONTIER NATURAL GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS
                                    ------

                                                          MARCH 31,    DECEMBER 31,
                                                            1996          1995
                                                         -----------   ------------
Current assets:
   Cash and cash equivalents                             $   496,103    $    63,908
   Accounts receivable, net of allowance for doubtful
     accounts of $12,175 and 12,710 at March 31, 1996
     and December 31, 1995, respectively                     630,394        612,876
   Prepaid expenses and other                                183,001        178,737
   Receivables from affiliates                               247,582        210,016
                                                         -----------    -----------
          Total current assets                             1,557,080      1,065,537

Property and equipment:
   Gas and oil properties, at cost -
     successful efforts method of accounting              10,608,400     11,109,678
   Other property and equipment                              907,018        906,453
                                                         -----------    -----------
                                                          11,515,418     12,016,131
   Less accumulated depletion, depreciation
     and amortization                                     (3,274,641)    (2,895,159)
                                                         -----------    -----------
                                                           8,240,777      9,120,972

Other Assets                                                 616,146        252,966
                                                         -----------    -----------

          Total assets                                   $10,414,003    $10,439,475
                                                         ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                       FRONTIER NATURAL GAS CORPORATION

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                  (UNAUDITED)

                                                                          MARCH 31,    DECEMBER 31,
                                                                             1996          1995
                                                                         -----------   ------------

Current liabilities:
          Accounts payable                                               $   755,585    $ 2,065,341
          Revenue distribution payable                                       467,340        493,072
          Current portion of long-term debt                                  656,108        227,302
          Deferred gas revenues                                                  ---        828,000
          Accrued and other liabilities                                      158,971        222,778
                                                                         -----------    -----------
                     Total current liabilities                             2,038,004      3,836,493

Deferred gas revenues                                                            ---      1,113,977
Long-term debt                                                             3,513,411        150,271
Other long-term liabilities                                                  293,875        275,298
                                                                         -----------    -----------
                     Total liabilities                                     5,845,290      5,376,039

Commitments and contingencies

Stockholders' equity:
          Cumulative convertible preferred stock $.01 par value;
           5,000,000 shares authorized; 85,691 shares issued
           and outstanding at March 31, 1996 and December 31,
           1995; ($856,910 aggregate liquidation preference
           at March 31, 1996 and December 31, 1995)                              860            860
          Common stock:
             Class A Common stock, $.01 par value; 20,000,000 shares
              authorized; 5,058,406 shares issued and outstanding, at
              March 31, 1996 and December 31, 1995                            50,584         50,584
          Common stock to be issued                                          234,375            ---
          Unamortized value of warrants issued                               (75,372)           ---
          Common stock subscribed                                             45,000         45,000
          Common stock subscription receivable                               (45,000)       (45,000)
          Additional paid-in capital                                       7,982,379      7,866,879
          Deficit                                                         (3,624,113)    (2,854,887)
                                                                         -----------    -----------
                     Total stockholders' equity                            4,568,713      5,063,436
                                                                         -----------    -----------
                     Total liabilities and stockholders' equity          $10,414,003    $10,439,475
                                                                         ===========    ===========

  The accommpanying notes are an integral part of these financial statements.

                       FRONTIER NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -----------------------

                                                       1996          1995
                                                     ----------   ----------
Revenues:
  Gas and oil revenues                               $1,091,963   $  708,036
  Gain on sale of assets                                 13,285      238,184
  Operating fees                                         73,010      128,063
  Other revenues                                         71,948      121,353
                                                     ----------   ----------
   Total revenues                                     1,250,206    1,195,636


Costs and expenses:
  Lease operating expense                               166,567      220,540
  Transportation and marketing                          128,873          ---
  Production taxes                                       77,163       49,997
  Gas purchases under deferred contract                  82,461      120,687
  Depletion, depreciation and amortization              431,998      284,874
  Exploration costs                                     105,542      336,037
  Interest expense                                       97,353          ---
  General and administrative costs                      560,515      571,742
  Deferred gas contract settlement                      368,960          ---
                                                     ----------   ----------

   Total costs and expenses                           2,019,432    1,583,877
                                                     ----------   ----------

Net loss                                               (769,226)    (388,241)

Cumulative preferred stock dividend                      25,788      206,970
                                                     ----------   ----------

Net loss available to common stockholder's shares    $ (795,014)  $ (595,211)
                                                     ==========   ==========

Net loss per common and common equivalent share          $(0.16)      $(0.24)
                                                     ==========   ==========

Weighted average number of common and common
 equivalent shares (in thousands)                         5,058        2,531
                                                     ==========   ==========

   The accompanying notes are an integral part of these financial sttements.

                       FRONTIER NATURAL GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                1996          1995
                                                             -----------   -----------
Cash flows from operating activities:
 Net loss                                                    $  (769,226)  $  (388,241)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depletion, depreciation and amortization                      431,998       284,874
   Amortization of financing costs                                44,712           ---
   Gain on sale of assets                                        (13,285)     (238,184)
   Deferred revenues under gas contract                          (74,400)     (216,675)
   Deferred gas contract settlement                              368,960           ---
   Non-cash compensation expense attributable to SAR's               ---       (40,971)
   Exploration costs                                             105,542       336,037
   Changes in assets and liabilities;
    Accounts receivable                                          (55,084)      193,207
    Prepaid expenses and other                                    (4,264)      (99,866)
    Other assets                                                 (13,279)        5,424
    Accounts payable                                            (248,756)      906,323
    Revenue distribution payable                                 (25,732)       32,817
    Accrued and other liabilities                                (45,230)      (31,595)
                                                             -----------   -----------
     Net cash provided by (used in) operating activities        (298,044)      743,150

Cash flows used in investing activities:
 Capital expenditures - gas and oil properties                (1,617,501)   (1,323,442)
 Capital expenditures - other property and equipment                (565)     (113,389)
 Proceeds from sale of assets                                    595,769       640,560
                                                             -----------   -----------
     Net cash used in investing activities                    (1,022,297)     (796,271)

Cash flows from financing activities:
 Proceeds from issuance of debt                                4,278,455       103,633
 Repayments of long-term debt                                   (179,272)      (49,530)
 Debt issue costs                                               (165,158)          ---
 Payment for settlement of deferred gas contract              (2,181,489)          ---
 Redemption of preferred stock of a subsidiary                       ---       (99,540)
 Preferred stock dividend                                            ---      (208,320)
 Proceeds from issuance of common stock                              ---       202,500
                                                             -----------   -----------
     Net cash provided (used) by financing activities          1,752,536       (51,257)
                                                             -----------   -----------

Net increase (decrease) in cash and cash equivalents             432,195      (104,378)

Cash and cash equivalents at beginning of period                  63,908       615,256
                                                             -----------   -----------

Cash and cash equivalents at end of period                   $   496,103   $   510,878
                                                             ===========   ===========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                      $   134,568   $     5,840
                                                             ===========   ===========


  The accompanying notes are an integral part of these financial statements.

                       FRONTIER NATURAL GAS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1995.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicitive of the amounts that will be reported for the fiscal year ended December 31, 1996.

2.   LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                               MARCH 31,  DECEMBER 31,
                                                                  1996       1995
                                                               ----------  --------
Note payable pursuant to a credit agreement with a bank of
 $4,000,000, interest at LIBO rate (reserve adjusted),
 plus one and seven-eighths percent (1.875%) (7.25%
 at March 31, 1996), principal payable in installments
 of $45,000 per month for June 1996 through September 1996;
 $70,000 per month for October 1996 through December 1996;
 $76,000 per month for January 1997 through October 1997;
 and $75,000 per month until December 2000, collateralized
 by producing oil and gas properties; net of original
 discount of $307,237: amortized on the interest method        $3,711,197  $
Non-recourse loan, payable out of an 8% ORRI on the
 Starboard Prospect, interest at 15%                              278,455       ---
Note payable to bank, interest at a New York bank prime
 plus 1% (9.75% at December 31, 1995), payable in
 monthly installments of $6,944.44 until August 1,
 1996 when remaining balance is due, collateralized
 by producing oil and gas properties                                  ---   180,554
Notes payable to bank, interest at 7.49% to 12.5%,
 payable in monthly installments, due in various
 amounts through 2000, collateralized by other
 property and equipment                                            79,867    97,019
Note payable, interest at 12%, payable monthly,
 principal due December 31, 1997                                  100,000   100,000
                                                               ----------  --------
                                                                4,169,519   377,573
Less current portion                                              656,108   227,302
                                                               ----------  --------
                                                               $3,513,411  $150,271
                                                               ==========  ========

     On January 3, 1996, the Company entered into a $15,000,000 credit agreement with a bank. The agreement provided for the immediate funding of $4,000,000. The loan is for a five year period with payments of $390,000 in 1996, $910,000 in 1997, and $900,000 in 1999 and 2000. The remaining funds will be available for specific future drilling activities of the Company subject to the approval of the bank. The loan is secured by a mortgage on all of the Company's significant producing properties. As part of the credit agreement, the Company is subject to certain covenants and restrictions, among which are limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a

                       FRONTIER NATURAL GAS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


minimum debt to net worth ratio. Management believes that the Company will need to raise additional capital prior to September 30, 1996 in order to satisfy the covenant requirements. The required covenants escalate during 1996 as shown below.

                                                As of
Covenant, as defined            Initial    December 31, 1996
- - -----------------------------  ----------  -----------------
     Tangible Net Worth        $4,000,000         $5,000,000
     Current Ratio                    0.8                1.0
     Debt to Capitalization           0.6                0.6
     Cash Flow Ratio                  2.0                3.0
     Cash on Hand              $  200,000         $  200,000

     The Company has entered into an interest rate swap with the bank to guarantee a fixed interest rate of 8.28% for the life of the loan. In addition, the Company will pay fees of one-eighth of 1% (0.125%) on the unused portion of the commitment amount.

     On March 12, 1996, the Company completed a financing package to evaluate and develop a project in Terrebonne Parish, Louisiana. Under the terms of the agreement, the Company conveyed a 48% working interest in all evaluation and development of the project area for $495,455. In addition, the acquirer agreed to provide a non-recourse loan to fund the Company's share of the leasehold and seismic evaluation costs of the project. The loan is secured by a mortgage on the Company's interest in the project. During March 1996, the Company received an advance on the non-recourse loan of $278,455. The non-recourse loan will be paid solely by the assignment on an 8% overriding royalty interest in the future revenues of the financed project payable from the Company's interest in the project. Future funding will be provided as costs are incurred.

3.   GAS SALES AGREEMENT:

     On January 5, 1996, the Company entered into an agreement with the end user to terminate the Gas Sales Agreement as of January 31, 1996. The Company paid the end user $2,181,489 which represents a return of its $.75 advance on 2,490,103 MMBTU's of gas, the balance remaining as of January 31, 1996, plus a settlement payment of $313,912. In addition, approximately $55,048 in deferred charges relating to the contract were expensed.

4.   COMMITMENTS AND CONTINGENCIES:

     As part of the financing obtained by the Company during the first quarter of 1996, the Company pursuant to an agreement with a financial advisor, agreed to pay a combination of cash, stock and warrants for consideration in assisting with obtaining the financing. As part of the agreement, the Company paid $200,000 in cash as compensation for the financing of the project in Terrebonne Parish, Louisiana and will issue 150,000 shares of the Company's common stock to the advisor accompanied by rights to demand registration at any time between July 1, 1996 and December 31, 1996 as compensation for the credit agreement. These shares have been valued at $234,375, the fair market value at the date granted. The Company agreed to guarantee a minimum of $200,000 in proceeds, net of commission or selling costs, if these shares are sold (or attempted to be sold and there is no market for such sale over a reasonable period of time) prior to December 31, 1996. The Company will also issue a warrant to purchase 250,000 shares of the Company's common stock at $2.00 per share. The warrant has a five year term and provides for anti-dilution protection, registration rights, and permits partial exercise at the election of the holder by exchanging the warrants with appreciated value equal to each exercise price in lieu of cash. If additional funds are not borrowed from the bank, a portion of the warrants will be returned. The Company has recorded the warrants which are not subject to return at their fair value of approximately $33,000. The warrants subject to return will be recorded when additional funds are borrowed.

                       FRONTIER NATURAL GAS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The Company also issued to the bank providing financing during the quarter ended March 31, 1996, a warrant to purchase up to 250,000 shares of common stock for a period of five years at an exercise price of the highest average of the daily closing bid prices for thirty (30) consecutive trading days between January 1, 1996 and June 30, 1996. The Company will be required to register the common shares underlying the warrants at the holder's request. The Company has recorded the warrants at a value of approximately $82,500 as unamortized value of warrants issued. The warrants are being amortized using the interest method with an unamortized value of $75,372 at March 31, 1996.

     Pursuant to the credit agreement with the bank, the Company has entered into a natural gas swap agreement on 62,500 MMBTU of natural gas per month at $1.566 MMBTU for mid-continent gas for the period from April 1, 1996 through January 31, 1999. The Company has also entered into another natural gas swap agreement on 45,000 MMBTU of natural gas per month at $2.03 per MMBTU for Mobile Bay gas for the period from January 24, 1996 through December 24, 1996.

     In September 1995, the Company signed a Letter of Intent with an underwriter to serve as an underwriter or as representative of several underwriters to a public offering of the Company's common stock between $6,000,000 and $8,000,000. The Company is currently anticipating filing a registration statement with the Securities and Exchange Commission in the second quarter of 1996 relating to this offering.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis reviews the Company's operations for the three month period ended March 31, 1996 and should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto.

OVERVIEW

     During the three months ended March 31, 1996, the Company's activities continued to center around the development of the Gulf Coast Projects which it initiated in 1995. The Company also began developing new prospects in the region for 1996 and beyond during the quarter. The Mobile Bay wells completed their first full quarter of production generating gross revenues of approximately $592,000 for the quarter. The impact of this production was further enhanced by relatively high gas prices. National gas prices averaged $2.50 per Mcf for these wells during the quarter. The Company has continued to review its Garvin County, Oklahoma properties with its working interest partners and anticipates participating in the drilling of at least two to three wells in the area during the second and third quarters of 1996.

     The Company also finalized two major financing transactions during the quarter which will provide for the costs of 3-D seismic and the development and drilling of its Terrebonne Parish, Louisiana project and allowed the Company to increase working capital and to retire an existing prepaid gas agreement which should improve cash flow from operations in 1996 and future years.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1995

     The following discussion of results of operations, including revenues, costs and expenses, and net income, centers around a comparison of such results for the three months ended March 31, 1996 and March 31, 1995. The historical results do not necessarily reflect anticipated future performance.

     The Company's net loss increased from $388,241 for the three months ended March 31, 1995 to $769,226 for the three months ended March 31, 1996 for the reasons discussed below including a one-time charge relating to settlement of a long-term prepaid gas sales agreement totaling $368,960. The Company's loss per share decreased from $0.24 per share for the three month ended March 31, 1995 to a loss of $0.16 per share in the comparable period in 1996. The decrease was due to an increase in the number of common shares outstanding at March 31, 1996 as a result of the preferred stock conversion completed in 1995.

     REVENUE. Revenue from gas and oil sales increased 54% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase was largely due to production from the Mobile Bay wells which contributed approximately 237,000 Mcf of production during the quarter. These wells began production in December 1995. The average price for all gas sold during the three months ended March 31, 1996 was $2.05 per Mcf as compared to $1.54 per Mcf for the three months ended March 31, 1995. The extent to which future gas and oil prices will affect revenues cannot be determined. The increase in revenues from gas and oil sales was partially offset by a decline in the gain on sale of assets and by lower operating fee revenue due to fewer operated wells in the quarter ended March 31, 1996 as compared to the same period of 1995.

     COSTS AND EXPENSES. Costs and expenses increased $435,555 for the three months ended March 31, 1996 as compared to March 31, 1995 largely due to approximately $369,000 in expenses related to the settlement on the termination of the deferred gas contract.

      Transportation and marketing costs, production taxes and depletion, depreciation and amortization increased largely due to production from the Mobile Bay wells offset by a reduction in costs for wells sold in 1995. The transportation and marketing costs represent costs for pipeline transportation on the Mobile Bay wells. Exploration costs declined due to a reduction in seismic and drilling activity in the first quarter of 1996 as compared with 1995. Exploration costs in 1996 were largely due to the impairment of leases. Interest costs increased due to the Company's new financing arrangements as well as a reduction in capitalized interest as a result of the reduced drilling activity.

LIQUIDITY AND CAPITAL

     The Company, largely through two major financing transactions, increased its working capital by $2,290,000 during the quarter. The financing proceeds were used largely to refinance existing short-term liabilities and terminate a gas sales agreement. The Company also used proceeds from the sale of assets, including the Terrebonne Parish, Louisiana project assets which provided over $495,000 in proceeds to fund additional capital costs of which $437,000 were associated with the Terrebonne Parish, Louisiana project. The remaining capital costs were largely associated with the Mobile Bay wells.

     During January 1996, the Company entered into a $15,000,000 credit agreement with a bank to provide $4,000,000 in immediate cash to the Company. This portion of the loan is collateralized by all significant gas and oil properties of the Company and is payable in monthly installments over a five year period. The cash was used to (i) terminate the Gas Sales Agreement by repaying the deferred gas revenues remaining under the Agreement of $1,867,577 plus a settlement payment of $313,912, (ii) pay off a note to a bank which was collateralized by gas and oil properties of $180,554, (iii) pay off approximately $1,061,000 in infrastructure costs relating to the Company's Mobile Bay properties, (iv) pay approximately $150,000 in bank and legal fees relating to the loan with (v) the remainder used to pay current liabilities.

     The loan provides for an additional $2,500,000, subject to bank approval, to be used for the Company's share of developmental drilling costs in the Starboard Project, a developmental and exploratory drilling project in Tennebonne Parish, Louisiana, and an additional $8,500,000 will be available contingent upon the company's reserve base meeting the bank's lending parameters.

     Under the terms of the loan, the Company is subject to certain covenants which escalate in 1996 and certain restrictions. The covenants include current ratio, cash on hand and tangible net worth requirements among other requirements. Management believes that the Company will need to raise additional capital in order to satisfy all the covenant requirements by September 30, 1996, particularly the tangible net worth requirement which increases from $4,000,000 at March 31, 1996 to $5,000,000 at December 31, 1996.
If the Company is not able to satisfy the covenants, the loan to the bank could become current.

     The second financing transaction occurred in March 1996 when the Company entered into an agreement whereby it conveyed a 48% working interest in the Company's working interest in the Starboard Project. The acquirer provided funding through a non-recourse loan to the Company to cover all the costs in obtaining the leasehold and seismic data on the Starboard Project. The loan is anticipated to be approximately $1,728,000 at its conclusion and will be repaid solely by the assignment of an 8% overriding interest in the Starboard Project payable from the Company's interest in the project until such time as the lender has received an amount equal to the loan plus closing costs and a 15% internal rate of return. The loan is secured by a mortgage on the Starboard Prospect. The Company received a reimbursement of costs of approximately $255,000 from the third party and a $240,000 prospect fee as part of the agreement. Approximately $278,000 was advanced on the non-recourse loan as of March 31, 1996. The Company anticipates the remaining funds will be advanced throughout 1996 to fund additional leasehold acquisitions and seismic activities on the Starboard Prospect. The Company anticipates it will obtain most of its financing needs for exploration activities in the second quarter from this arrangement.

     The Company's business philosophy has been to seek to minimize natural gas price volitility by marketing reserves through the use of long-term end-user gas contracts utilizing the purchase of short-term commodity futures. During January 1996, the Company terminated the long-term contracts as discussed. The Company has replaced the contract with two swap agreements on natural gas production to minimize price volitility. The first agreement is effective for the period from April 1, 1996 through January 31, 1999 on 62,500 MMBTU per month of mid-continent natural gas at a price of $1.566 per MMBTU. The second agreement is effective from January 1996 through December 31, 1996 on 45,000 MMBTU per month of Mobile Bay natural gas at a price of $2.03 per MMBTU. During the quarter ended March 31, 1996, the price for natural gas exceeded the swap price and resulted in a charge against gas and oil revenues of approximately $78,000. If both swaps had been in effect during the quarter, an additional reduction in gas and oil revenues of approximately $55,000 would have been recorded during the quarter. Whether the swaps result in future increases or reductions in revenues will depend upon whether future gas prices are less than or greater than the swap prices. As of March 31, 1996, spot market prices exceeded the swap price.

     The Company may seek additional exploration capital for its Garvin County and Gulf Coast activities. To satisfy said objectives, the Company is in negotiation to divest several non-mortgaged producing and non-producing gas and oil properties. Other options available to the Company to raise the additional drilling funds for exploration include, but are not limited to, (a) additional outside partners, (b) additional private borrowing, and (c) the further sale of 3-D seismic data. The Company is actively evaluating its options in this regard.

     The Company intends to raise the required capital for additional exploration funds beyond the second quarter of 1996 for its Gulf Coast and other activities and to meet the bank covenant requirement through a public common stock equity offering. The Company has signed a Letter of Intent with an underwriter to raise approximately $6 to $8 million. The Company anticipates completion of the public offering in the second or third quarter of 1996.

     It is management's belief that the Company currently has adequate cash available from its current assets and from other likely third party sources as set forth herein to support its activities in 1996, however, the inability to raise the required financing to complete certain of these activities could result in cash shortfalls, a reduction of future operations, an impairment of certain assets, and a possibility that certain loan covenants will not be satisfied. Management believes that the Company will need to raise additional capital, which it anticipates achieving through the above discussed public equity offering or from other sources it believes to be available, prior to September 30, 1996, in order to satisfy certain of the previous discussed covenant requirements. The level of current or additional activity to be achieved will be dependent upon the Company's ability to generate capital from outside sources.


                                    PART II

ITEM 1.  Legal Proceedings.
         ------------------

         The Company is party to a lawsuit filed on June 14, 1994 in the circuit Court of Mobile, Alabama. Said lawsuit was brought by Frontier Exploration and Production Corporation ("Frontier") as Plaintiff to quiet title to leases it owns in the Mobile Bay area in Mobile County, Alabama. The original Defendant in said suit, The Offshore Group, Inc. ("TOG"), claimed an ownership interest in certain of said leases in which Frontier is the record title owner. The Company has been awarded summary judgment as to all claims of TOG against the Company's developed wells, and the Company has sued TOG and certain of its principals for fraudulently asserting such claims. Said order may be appealed. TOG also has claims against the Company for alleged damages TOG claims to have sustained by delays in drilling its dry hole due to actions by the Company. Frontier does not believe such claims by TOG have ever had merit.

         In addition to the above, the Company is a defendant from time to time in lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

ITEM 2.  Changes in Securities.
         ----------------------

         None.

ITEM 3.  Defaults Upon Senior Securities.
         --------------------------------

         The Company has undeclared and unpaid dividends in the amount of $94,557 in its cumulative Preferred Stock for the period from May 1, 1995 to March 31, 1996. The Company is not required to declare and pay such dividends; however, until such dividends are paid current, the Company is precluded from paying dividends to its common shareholders.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         The following have been submitted to be voted on at the Annual Meeting of Shareholders to be held June 6, 1996.

         1.  Election to the Board of Directors for the following terms:

             David W. Berry, term expiring in 1999
             S. Gordon Reese, Jr., term expiring in 1999
             David B. Christofferson, term expiring in 1998
             Jeffrey R. Orgill, term expiring in 1997

         2. Approval of an amendment to Article VII of the Company's Certificate of Incorporation to correct a typographical error which currently reads "The number of Directors of this Corporation shall be no less than four (4) and no less than eight (8)" to read "The
                                             ----
             number of Directors of this Corporation shall be no less than four
             (4) and no more than eight (8)."
                        ----

         3.  Approval of Stock Incentive Option Plan - 1996.

         No other items have been submitted for a vote.

ITEM 5.  Other Information.
         ------------------

         None; not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibits.

             (11)  Computation of Net Income Per Common and Common Equivalent
                   Share

             (27)  Financial Data Schedule

         (b) Reports on Form 8-K. The Company filed a Form 8-K dated January 9, 1996. The report consisted of a description of two major financing arrangements completed in the first quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                               FRONTIER NATURAL GAS CORPORATION


Date:  May 13, 1996            By:  \s\ David W. Berry
                                  -----------------------------------------
                                  David W. Berry,
                                  President


Date:  May 13, 1996            By:  \s\ David B. Christofferson
                                  -----------------------------------------
                                  David B. Christofferson,
                                  Executive Vice President and Chief Financial
                                  Officer