Form 10QSB
period 1996-06-30
FRONTIER NATURAL GAS CORP
filed 1996-08-14
CIK 901611

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996
                                         -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                         COMMISSION FILE NO.   0-22782
                                              --------

                        FRONTIER NATURAL GAS CORPORATION
               ------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


          Oklahoma                                     73-1421000
     ------------------                            ------------------
(State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
Incorporation or organization)


      One Benham Place, 9400 North Broadway, Oklahoma City, OK 73114-7401
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (405) 478-4455
                                               --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 5,208,406 shares of Class A Common Stock were outstanding as of August 7, 1996.

                         ITEM 1.  FINANCIAL STATEMENTS

                        FRONTIER NATURAL GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS
                                    ------

                                                                 JUNE 30,     DECEMBER 31,
                                                                   1996           1995
                                                                -----------   ------------
Current assets:
          Cash and cash equivalents                             $   421,364   $    63,908
          Accounts receivable, net of allowance for doubtful
            accounts of $11,833 and $12,710 at June 30, 1996
            and December 31, 1995, respectively                     545,918       612,876
          Prepaid expenses and other                                153,111       178,737
          Receivables from affiliates                               243,895       210,016
                                                                -----------   -----------
                     Total current assets                         1,364,288     1,065,537

Property and equipment:
          Gas and oil properties, at cost -
            successful efforts method of accounting              10,744,549    11,109,678
          Other property and equipment                              912,855       906,453
                                                                -----------   -----------
                                                                 11,657,404    12,016,131
          Less accumulated depletion, depreciation
            and amortization                                     (3,417,555)   (2,895,159)
                                                                -----------   -----------
                                                                  8,239,849     9,120,972


Other assets                                                        720,448       252,966
                                                                -----------   -----------

          Total assets                                          $10,324,585   $ 10,439,475
                                                                ===========   ============

  The accompanying notes are an integral part of these financial statements.

                       FRONTIER NATURAL GAS CORPORATION

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                  (UNAUDITED)

                                                                           JUNE 30,    DECEMBER 31,
                                                                             1996          1995
                                                                         ------------  -------------

Current liabilities:
          Accounts payable                                               $   722,607    $ 2,065,341
          Revenue distribution payable                                       411,111        493,072
          Current portion of long-term debt                                  823,416        227,302
          Deferred gas revenues                                                  ---        828,000
          Accrued and other liabilities                                      172,274        222,778
                                                                         -----------    -----------
                     Total current liabilities                             2,129,408      3,836,493


Deferred gas revenues                                                            ---      1,113,977
Long-term debt                                                             3,527,706        150,271
Other long-term liabilities                                                  313,245        275,298
                                                                         -----------    -----------
                     Total liabilities                                     5,970,359      5,376,039

Commitments and contingencies

Stockholders' equity:
          Cumulative convertible preferred stock $.01 par value;
           5,000,000 shares authorized; 85,961 shares issued
           and outstanding at June 30, 1996 and December 31,
           1995; ($859,610 aggregate liquidation preference
           at June 30, 1996 and December 31, 1995)                               860            860
          Common stock:
             Class A Common stock, $.01 par value; 20,000,000 shares
              authorized; 5,208,406 shares issued and outstanding, at
              June 30, 1996 and December 31, 1995                             52,084         50,584
          Unamortized value of warrants issued                               (68,244)           ---
          Common stock subscribed                                             45,000         45,000
          Common stock subscription receivable                               (45,000)       (45,000)
          Additional paid-in capital                                       8,215,254      7,866,879
          Deficit                                                         (3,845,728)    (2,854,887)
                                                                         -----------    -----------

                     Total stockholders' equity                            4,354,226      5,063,436
                                                                         -----------    -----------

                     Total liabilities and stockholders' equity          $10,324,585    $10,439,475
                                                                         ===========    ===========

  The accompanying notes are an integral part of these finanaical statements.

                        FRONTIER NATURAL GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                      Three Months Ended                    Six Months Ended
                                                            June 30,                           June 30,
                                                 -------------------------          -----------------------------
                                                    1996           1995                 1996           1995
                                                 -----------   -----------          -----------      ------------
Revenues:
          Gas and oil revenues                   $  849,598    $   766,576          $ 1,941,561       $ 1,474,611
          Gain on sale of assets                    257,286        251,291              270,571           489,474
          Gain of sale of seismic data                  ---        601,100                  ---           601,100
          Operating fees                             72,105        106,255              145,115           236,318
          Other revenues                             20,471           ---                92,419           121,353
                                                 ----------    -----------          -----------       -----------

                     Total revenues               1,199,460      1,725,222            2,449,666          2,922,856

Costs and expenses:
          Lease operating expense                   154,834        224,738              321,401            445,278
          Transportation and marketing               61,382            ---              190,255                ---
          Production taxes                           62,255         53,161              139,418            103,158
          Gas purchases under deferred
             contract                                   ---        118,344               82,461            239,032
          Depletion, depreciation and
             amortization                           378,847        228,533              810,845            513,407
          Exploration Costs                         113,129        396,011              218,671            732,048
          Interest expense                          100,957            ---              198,310                ---
          Deferred gas contract settlement              ---            ---              368,960                ---
          General and administrative costs          549,671        571,274            1,110,186          1,143,014
                                                 ----------    -----------          -----------        -----------

                     Total costs and expenses     1,421,075      1,592,061            3,440,507          3,175,937
                                                 ----------    -----------          -----------        -----------


Net income (loss)                                  (221,615)       133,161             (990,841)          (253,081)

Cumulative preferred stock dividend                  25,788        136,835               51,576            343,805

Value of common stock issued for
 cumulative preferred stock in excess
 of original terms, net of relieved
 preferred stock dividend                               ---      2,183,471                  ---          2,183,471
                                                 ----------    -----------          -----------        -----------

Net loss available to common
 stockholder's shares                            $ (247,403)   $(2,187,145)         $(1,042,417)       $(2,780,357)
                                                 ==========    ===========          ===========        ===========

Net loss per common and
  equivalent share                                    $(.05)         $(.55)               $(.20)             $(.70)
                                                 ==========    ===========          ===========        ===========

Number of common and common
  equivalent shares (in thousands)                    5,146          3,965                5,146              3,965
                                                 ==========    ===========          ===========        ===========

  The accompanying notes are an integral part of these financial statements.

                       FRONTIER NATURAL GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               --------------------------
                                                                   1996          1995
                                                               ------------  ------------
Cash flows from operating activities:
   Net loss                                                    $  (990,841)  $  (253,081)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
        Depletion, depreciation and amortization                   810,845       513,407
        Deferred gas contract settlement                           368,960           ---
        Gain on sale of assets                                    (270,571)     (489,474)
        Deferred revenues under gas contract                       (74,400)     (435,075)
        Amortization of financing costs                            128,132           ---
        Non-cash compensation benefit attributable to SAR's            ---      (107,509)
        Exploration Costs                                          218,671       732,048
        Changes in assets and liabilities;
         Accounts receivable                                        33,079      (393,820)
         Prepaid expenses and other                                 25,626      (146,659)
         Other assets                                             (136,936)       12,311
         Accounts payable                                         (281,734)      537,626
         Revenue distribution payable                              (81,961)      (23,879)
         Accrued and other liabilities                             (12,557)      (16,715)
                                                               -----------   -----------
        Net cash provided by (used in) operating activities       (263,687)      (70,820)
                                                               -----------   -----------

Cash flows used in investing activities:
   Capital expenditures - gas and oil properties                (2,169,586)   (1,864,897)
   Capital expenditures - other property and equipment             (41,936)     (114,170)
   Proceeds from sale of assets                                    955,463     1,461,899
                                                               -----------   -----------
        Net cash used in investing activities                   (1,256,059)     (517,168)
                                                               -----------   -----------

Cash flows from financing activities:
   Proceeds from issuance of debt                                4,506,091       428,633
   Repayments of long-term debt                                   (264,013)     (159,516)
   Debt issue costs                                               (183,387)          ---
   Payment for settlement of deferred gas contract              (2,181,489)          ---
   Redemption of preferred stock of a subsidiary                       ---       (99,540)
   Preferred stock dividend                                            ---      (234,108)
   Proceeds from issuance of common stock                              ---       202,500
                                                               -----------   -----------
        Net cash provided (used) by financing activities         1,877,202       137,969
                                                               -----------   -----------

Net increase (decrease) in cash and cash equivalents               357,456      (450,019)

Cash and cash equivalents at beginning of period                    63,908       615,256
                                                               -----------   -----------

Cash and cash equivalents at end of period                     $   421,364   $   165,237
                                                               ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $   246,398   $    13,944
                                                               ===========   ===========

                        FRONTIER NATURAL GAS COPORATION
                  NOTES TO CONSOLICATED FINANCIAL STATEMENTS
                                  (UNADUITED)


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

   The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the fiscal year ended December 31, 1996.

   Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform them to classifications used in the periods ended June 30, 1996.

2. LONG-TERM DEBT:

   Long-term debt consists of the following:

                                                                   JUNE 30,    DECEMBER 31,
                                                                     1996         1995
                                                                  ----------   ------------
Note payable pursuant to a credit agreement with a bank of
   $3,955,000, interest at LIBOR rate (reserve adjusted),
   plus one and seven-eighths percent (1.875%) (7.25%
   at June 30, 1996), principal payable in installments
   of $45,000 per month for July 1996 through September 1996;
   $70,000 per month for October 1996 through December 1996;
   $76,000 per month for January 1997 through October 1997;
   and $75,000 per month until December 2000, collateralized
   by producing oil and gas properties; net of original
   discount of $307,237: amortized on the interest method         $3,686,471   $
Non-recourse loan, payable out of an 8% ORRI on the
   Starboard Prospect, interest at 15%                               470,428           ---
Note payable to bank, interest at a New York bank prime
   plus 1% (9.75% at December 31, 1995), payable in
   monthly installments of $6,944.44 until August 1,
   1996 when remaining balance is due, collateralized
   by producing oil and gas properties                                   ---        180,554
Notes payable to bank, interest at 7.49% to 12.5%,
   payable in monthly installments, due in various
   amounts through 2001, collateralized by other
   property and equipment                                             94,223         97,019
Note payable, interest at 12%, payable monthly,
   principal due December 31, 1997                                   100,000        100,000
                                                                  ----------   ------------
                                                                   4,351,122        377,573
Less current portion                                                 823,416        227,302
                                                                  ----------   ------------
                                                                  $3,527,706       $150,271
                                                                  ==========   ============

     On January 3, 1996, the Company entered into a $15,000,000 credit agreement with a bank. The agreement provided for the immediate funding of $4,000,000. The loan is for a five year period with total payments of $390,000 in 1996, $910,000 in 1997, and $900,000 in 1999 and 2000. The remaining funds will be

                        FRONTIER NATURAL GAS COPORATION
                  NOTES TO CONSOLICATED FINANCIAL STATEMENTS
                                  (UNADUITED)


available for specific future drilling activities of the Company subject to the approval of the bank. The loan is secured by a mortgage on all of the Company's significant producing properties. As part of the credit agreement, the Company is subject to certain covenants and restrictions, among which are limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. The required covenants escalate during 1996 as shown below:

                                                                As of
    Covenant, as defined             Initial              December 31, 1996
    --------------------            ----------            -----------------
    Tangible Net Worth              $4,000,000                $5,000,000
    Current Ratio                          0.8                       1.0
    Debt to Capitalization                 0.6                       0.6
    Cash Flow Ratio                        2.0                       3.0
    Cash on Hand                    $  200,000                $  200,000

    The Company has entered into an interest rate swap with the bank to guarantee a fixed interest rate of 8.28% for the life of the loan. In addition, the Company will pay fees of one-eighth of 1% (0.125%) on the unused portion of the commitment amount.

    On March 12, 1996, the Company completed a financing package to evaluate and develop a project in Terrebonne Parish, Louisiana. Under the terms of the agreement, the Company conveyed a 48% working interest in all evaluation and development of the project area for cash consideration of $495,455. In addition, the acquirer agreed to provide a non-recourse loan to fund the Company's share of the leasehold and seismic evaluation costs of the project. The loan is secured by a mortgage on the Company's interest in the project. Through June 1996, the Company received advances on the non-recourse loan of $470,428. The non-recourse loan is to be paid solely by the assignment on an 8% overriding royalty interest in the future revenues of the financed project payable from the Company's interest in the project. Future funding will be provided as costs are incurred.

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

4.  COMMITMENTS AND CONTINGENCIES:

    As part of the financing obtained by the Company during the first quarter of 1996, the Company pursuant to an agreement with a financial advisor, agreed to pay a combination of cash, stock and warrants for consideration in assisting with obtaining the financing. As part of the agreement, the Company paid $200,000 in cash as compensation for the financing of the project in Terrebonne Parish, Louisiana and issued 150,000 shares of the Company's common stock to the advisor on June 6, 1996, accompanied by rights to demand registration at any time between July 1, 1996 and December 31, 1996 as compensation for the credit agreement. These shares have been valued at $234,375, the fair market value at the date granted. The Company agreed to guarantee a minimum of $200,000 in proceeds, net of commission or selling costs, if these shares are sold (or attempted to be sold and there is no market for such sale over a reasonable period of time) prior to December 31, 1996. The Company has also issued a warrant to purchase 250,000 shares of the Company's common stock at $2.00 per share. The warrant has a five year term and provides for anti-dilution protection, registration rights, and permits partial exercise at the election of the holder by exchanging the warrants with appreciated value equal to each exercise price in lieu of cash. If additional funds are not borrowed from the bank, a portion of the warrants will be returned. The Company has recorded the warrants which are not subject to return at their fair value of approximately $33,000. The warrants subject to return will be recorded when additional funds are borrowed.

    The Company also issued to the bank providing financing during the quarter ended March 31, 1996, a warrant to purchase up to 250,000 shares of common stock for a period of five years at an exercise price of the highest average of the daily closing bid prices for thirty (30) consecutive trading days between January 1, 1996 and June 30, 1996. The Company will be required to register the common shares underlying the warrants at the holder's request. The Company has recorded the warrants at a value of

                       FRONTIER NATURAL GAS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


approximately $82,500 as unamortized value of warrants issued. The warrants are being amortized using the interest method with an unamortized value of $68,244 at June 30, 1996.

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

5.  SUBSEQUENT EVENTS

    On August 14, 1996, the Company closed the sale of a public offering of 1,350,000 Units of its securities. Each Unit consisted of three shares of Common Stock and three Series B Redeemable Common Stock Purchase Warrants ("Series B Warrants").

    The price for each Unit was $5.0625. The net proceeds after the underwriter's commission and expense is estimated to be approximately $5,701,000. Each Series B Warrant issued in the offering entitles the holder to purchase one share of Common Stock for $2.025 commencing August 8, 1997 and ending August 8, 2001. Each Series B Warrant is redeemable by the Company with the prior consent of the underwriter at a price of $0.01 per Series B Warrant, at any time after the Series B Warrants become exercisable, upon not less than 30 days notice, if the last sale price of the Common Stock has been at least 200% of the then exercise price of the Series B Warrants for the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

    Immediately after the closing of the public offering, there were 9,258,406 shares of Common Stock and 4,050,000 Series B Warrants outstanding.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis reviews the Company's operations for the three and six month period ended June 30, 1996 and should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto. Certain statements contained herein that set forth management's intentions, hopes, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys not yet completed, drilling cost and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and product pricing, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, the availability of capital to fund planned expenditures and general industry and market conditions.


OVERVIEW

    During the three and six months ended June 30, 1996, the Company's activities continued to center around furthering its Gulf Coast Projects which it initiated in 1995. The Company also continued locating and developing new prospects in the region for 1996 and beyond during the quarter. The Mobile Bay wells completed their first six months of production generating gross revenues of approximately $1,306,000 for the period. The impact of this production was further enhanced by relatively high gas prices which were partially offset by two swap agreements entered into in January 1996. Natural gas prices averaged $2.38 per Mcf and $2.17 per Mcf for these wells during the three and six months ended June 30, 1996 before effect of the swap agreement. The Company has continued to review its Garvin County, Oklahoma properties with its working interest partners and participated in the drilling of three wells in the area during the second quarter of 1996. One of these wells was completed as a producer with initial production of approximately 100 barrels per day in the Oil Creek which is part of the Simpson Sands. The Company owns a 7.75% interest in the well. The other two wells were dry holes.

    The Company also finalized two major financing transactions during the first quarter which will provide for the costs of 3-D seismic and the development and drilling of its Terrebonne Parish, Louisiana project and allowed the Company to increase working capital and to retire an existing prepaid gas agreement which should improve cash flow from operations in 1996 and future years.

    In addition, on August 14, 1996, the Company closed the sale of a public offering of 1,350,000 Units of its securities. Each unit consisted of three shares of Common Stock and three Series B Redeemable Stock Purchase Warrants. The net proceeds after the underwriter's commission and expense is estimated to be approximately $5,701,000. The Company intends to use seventy percent (70%) of the proceeds to fund the Company's exploration, developmental and acquisition projects in Southern Louisiana, along the Gulf Coast of Alabama, Mississippi and Texas and in Garvin County, Oklahoma. The remaining funds will be used for working capital and general corporate purposes and to service approximately $1,295,000 of the debt repayment requirement for the next twelve months under the credit agreement.

RESULTS OF OPERATIONS

    The following discussion of results of operations, including revenues, costs and expenses, and net income, centers around a comparison of such results for the three and six months ended June 30, 1996 and June 30, 1995. The historical results do not necessarily reflect anticipated future performance.

       THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED
        JUNE 30, 1995

    The Company incurred a net loss of $221,615 for the three months ended June 30, 1996 as compared to net income of $133,161 for the three months ended June 30, 1995. The Company's loss per share decreased from $0.55 per share for the three months ended June 30, 1995 to a loss of $0.05 per share in the comparable period in 1996. The decrease was due to the recognition in 1995 of the expense related to the premium of two shares of common stock paid as an inducement to convert the Preferred Stock to Common Stock during the quarter ended June 30, 1995 and by the increase in the number of common shares outstanding at June 30, 1996 as a result of the Preferred Stock conversion. There was no similar issue in 1996.

    REVENUE. Revenue from gas and oil sales increased 11% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase was largely due to the Mobile Bay wells which contributed approximately 310,000 Mcf of net production during the quarter. These wells began production in December 1995. The average price for all gas sold during the three months ended June 30, 1996 was $1.98 per Mcf as compared to $1.56 per Mcf for the three months ended June 30, 1995. The extent to which future gas and oil prices will affect revenues cannot be determined. The increase in revenues from gas and oil sales was partially offset by a decline in the gain on sale of seismic data in the quarter ended June 30, 1996 as compared to the same period of 1995.

    COSTS AND EXPENSES. Costs and expenses decreased $170,986 for the three months ended June 30, 1996 as compared to June 30, 1995 largely due to a $282,882 reduction in exploration costs and a $118,344 reduction in gas purchases under the deferred contract due to the termination of the gas contract in the first quarter of 1996. These reductions are offset by an increase in interest costs which are a result of the Company's new financing arrangements and a reduction in capitalized interest as a result of reduced drilling activity, and an increase in transportation and marketing costs and depletion, depreciation and amortization due to production from the Mobile Bay wells. Exploration costs declined due to a reduction in costs related to the impairment of gas and oil leases. The 1996 costs included approximately $54,750 in dry hole costs.

    SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

  The Company's net loss increased from $253,081 for the six months ended June 30, 1996 to $990,841 for the six months ended 1995. The primary reason for the increase in loss is due to a one-time charge relating to the settlement of a long-term prepaid gas sales agreement totaling $368,960 in 1996, a gain on the sale of seismic data in Garvin County, Oklahoma of $601,000 in 1996, as well as a $218,000 decline in the gain on sale of assets in 1996 as compared to 1995. The negative effects on net income were offset by a $513,377 decline in exploration costs.

    REVENUE. Revenue from gas and oil sales increased by 32% for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase was largely due to production from the Mobile Bay wells which contributed 602,000 Mcf of production during the six month period. The average price for gas sold during the six months ended June 30, 1996 was $2.04 per Mcf as compared to $1.55 per Mcf for the six months ended June 30, 1995. The extent to which future gas and oil prices will offset revenues cannot be determined. The increase in oil and gas sales was partially offset by a decline in the gain on sale of assets and by lower operating fee revenue due to fewer operated wells in the six months ended June 30, 1996 as compared to the same period of 1995.


    COSTS AND EXPENSES. Costs and expenses increased $264,570 for the six months ended June 30, 1996 as compared to June 30, 1995 largely due to $368,960 in expenses related to the settlement on the termination of the deferred gas contract.

    Transportation and marketing costs, production taxes and depletion, depreciation and amortization increased due to production from the Mobile Bay wells offset by a reduction in costs for wells sold in 1995. The transportation and marketing costs represent costs for pipeline transportation on the Mobile Bay wells. Exploration costs declined due to a reduction in seismic and drilling activity in the first quarter of 1996 as compared with 1995. Exploration costs in 1996 were largely due to the impairment of leases.
Interest costs increased due to the Company's new financing arrangements as well as a reduction in capitalized interest as a result of the reduced drilling activity.

LIQUIDITY AND CAPITAL RESOURCES

    The Company, largely through two major financing transactions, increased its working capital by approximately $2,005,836 during the six months ended June 30, 1996. The financing proceeds were used largely to refinance existing short-term liabilities, including approximately $1,061,000 in capital costs payable which were related to the Company's interest in its Mobile Bay production platform and the bulk of the additional proceeds were used to terminate a gas sales agreement. The Company also used proceeds from the sale of assets, including the Terrebonne Parish, Louisiana project assets which provided over $495,000 in proceeds to fund additional capital costs of which $716,000 were associated with the Terrebonne Parish, Louisiana project. The remaining capital costs were largely associated with the Mobile Bay wells and, with the drilling of three wells in Garvin County, Oklahoma.

    During January 1996, the Company entered into a $15,000,000 credit agreement with a bank to provide $4,000,000 in immediate cash to the Company. This portion of the loan is collateralized by the most significant proved developed gas and oil properties of the Company and is payable in monthly installments over a five year period. The cash was used to (i) terminate the Gas Sales Agreement by repaying the deferred gas revenues remaining under the Agreement of $1,867,577 plus a settlement payment of $313,912, (ii) pay off a note to a bank which was collateralized by gas and oil properties of $180,554, (iii) pay off approximately $1,061,000 in infrastructure costs relating to the Company's Mobile Bay properties, (iv) pay approximately $150,000 in bank and legal fees relating to the loan with (v) the remainder used to pay current liabilities.

    The credit facility provides for an additional $2,500,000, subject to bank approval, to be used for the Company's share of developmental drilling costs in the Starboard Project, a developmental and exploratory drilling project in Tennebonne Parish, Louisiana, and an additional $8,500,000 will be available contingent upon the company's reserve base meeting the bank's lending parameters.

    Under the terms of the loan, the Company is subject to certain restrictions and covenants which escalate in 1996. The covenants include current ratio, cash on hand and tangible net worth requirements among other requirements.

    The second financing transaction occurred in March 1996 when the Company entered into an agreement whereby it conveyed a 48% working interest in the Company's working interest in the Starboard Project. The acquirer provided funding through a non-recourse loan to the Company to cover all the costs in obtaining the leasehold and seismic data on the Starboard Project. The loan is anticipated to be approximately $1,728,000 at its conclusion and will be repaid solely by the assignment of an 8% overriding interest in the Starboard Project payable from the Company's interest in the project until such time as the lender has received an amount equal to the loan plus closing costs and a 15% internal rate of return. The loan is secured by a mortgage on the Starboard Prospect. The Company received a reimbursement of costs of approximately $255,000 from the third party and a $240,000 prospect fee as part of the agreement. Approximately $470,000 was advanced on the non-recourse loan as of June 30, 1996. The remaining funds are available to be advanced throughout 1996 to fund additional leasehold acquisitions and seismic activities on the Starboard Prospect. The Company may fund its share of 3-D costs on the Starboard Project through this facility. It is also negotiating with an international oil company to fund 100% of the Company's 3-D seismic costs and convey certain leases to the Company in return for a pro rata interest in certain leasehold rights of the Company at depths below the Company's proven undeveloped reserves in said project, and generally below the Company's primary exploration targets in the project. Such a transaction would provide alternative funding and would minimize the override burden of the non-recourse loan on said project.

    The Company's business philosophy has been to seek to minimize natural gas price volatility by marketing reserves through the use of long-term end-user gas contracts and utilizing the purchase of short-term commodity futures. During January 1996, the Company terminated the long-term contracts as discussed. The Company has replaced the contract with two swap agreements on natural gas production to minimize price volatility. The first agreement is effective for the period from April 1, 1996 through January 31, 1999 on 62,500 MMBTU per month of mid-continent natural gas at a price of $1.566 per MMBTU. The second agreement is effective from January 1996 through December 31, 1996 on 45,000 MMBTU per month of Mobile Bay natural gas at a price of $2.03 per MMBTU. During the six months ended June 30, 1996, the price for natural gas exceeded the swap price and resulted in a charge against gas and oil revenues of approximately $197,000. If both swaps had been in effect during the entire period, an additional reduction in gas and oil revenues of approximately $55,000 would have been recorded during the period. Whether the swaps result in future increases or reductions in revenues will depend upon whether future gas prices are less than or greater than the swap prices. As of June 30, 1996, spot market prices exceeded the swap price.

    The Company is moving its headquarters from Oklahoma City, Oklahoma to Houston, Texas, effective September 1, 1996. The Company has entered into a five-year lease at an annual rate of approximately $106,000. The Company estimates the total move costs, which should occur in the third quarter of 1996, will be approximately $100,000.

    In addition, on August 14, 1996, the Company closed the sale of a public offering of 1,350,000 Units of its securities. Each unit consisted of three shares of Common Stock and three Series B Redeemable Stock Purchase Warrants. The net proceeds after the underwriter's commission and expense is estimated to be approximately $5,701,000. The Company intends to use seventy percent (70%) of the proceeds to fund the Company's exploration, developmental and acquisition projects in Southern Louisiana, along the Gulf Coast of Alabama, Mississippi and Texas and in Garvin County, Oklahoma. The remaining funds will be used for working capital and general corporate purposes and to service approximately $1,295,000 of the debt repayment requirement for the next twelve months under the credit agreement.

    It is management's belief that with the funds raised in the public offering, along with the Company's other financing arrangements, the Company currently has adequate cash available from its current assets, and from other likely third party sources as set forth herein to adequately fund its planned exploration and other activities for the next twelve months.

    The Company does not believe it will need additional funds beyond its capital and credit lines over the next twelve months. However, in the event it develops currently unknown prospects and/or acquisition opportunities, it may seek additional exploration and/or acquisition capital. As an ongoing policy, the Company always considers offers to purchase certain of its producing prospects under terms such that alternative uses for the proceeds are anticipated to provide a greater return then retaining the solicited properties, therefore, the Company is in negotiation to divest several producing and non-producing gas and oil properties. Other options available to the Company to raise any such additional funds for exploration and/or acquisitions include, but are not limited to, (a) additional outside partners, (b) additional private borrowing, and (c) the further sale of 3-D seismic data.

                                    PART II

ITEM 1.  Legal Proceedings.
         ------------------

    The Company is party to a lawsuit filed on June 14, 1994 in the Circuit Court of Mobile, Alabama. The lawsuit was brought by Frontier Exploration and Production Corporation ("Frontier"), a subsidiary of the Company, as plaintiff to quiet title to leases it owns in the Mobile Bay area in Mobile County, Alabama. The original defendant, The Offshore Group, Inc. ("TOG"), filed various counterclaims pursuant to which, inter alia, it (i) claimed an ownership interest in the Mobile Bay area wells drilled by the Company and
    (ii) sought recovery of substantial damages it claimed to have sustained due to, among other stated reasons, delays in drilling allegedly caused by the Company. The well for which TOG alleged it sustained damages was a dry hole. The Company has been awarded summary judgment as to all counterclaims of TOG with respect to the Mobile Bay area wells, other than TOG's claim for damages related to the drilling of its well, and the Company has sued TOG and certain of its principals for fraudulently asserting such claims. On June 6, 1996, the summary judgment was appealed. The Company does not believe TOG's appeal is likely to succeed or the remaining claim has any merit.

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

ITEM 2.  Changes in Securities.
         ----------------------

    None.

ITEM 3.  Defaults Upon Senior Securities.
         --------------------------------

    The Company has undeclared and unpaid dividends in the amount of $120,345 in its cumulative Preferred Stock for the period from May 1, 1995 to June 30, 1996. The Company is not required to declare and pay such dividends; however, until such dividends are paid current, the Company is precluded from paying dividends to its common shareholders.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

    At the Annual Meeting of Shareholders held June 6, 1996, the following matters were voted upon:

    1.   Election to the Board of Directors for the following terms:

                                                    Vote
                                                   ------

         Director                       For     Against  Withheld  Abstained
         -------                     ---------  -------  --------  ---------

         David W. Berry,
          term expiring in 1999      4,550,385   12,950     0          0
         S. Gordon Reese, Jr.,
          term expiring in 1999      4,548,785   14,550     0          0
         David B. Christofferson,
          term expiring in 1998      4,550,385   12,950     0          0
         Jeffrey R. Orgill,
          term expiring in 1997      4,550,385   12,950     0          0

    The following directors terms were not expiring and continue as members of the of the Board of Directors:

    Neal M. Elliott
    Allen H. Sweeney

    2. Approval of an amendment to Article VII of the Company's Certificate of Incorporation to correct a typographical error which currently reads "The number of Directors of this Corporation shall be no less than four
        (4) and no less than eight (8)" to read "The number of Directors of
                   ----
        this Corporation shall be no less than four (4) and no more than eight
                                                               ----
        (8)."



        The vote was as follows:

        For  4,142,353      Against       3,664       Withheld    405,618
             ---------               ----------                 ---------

        Abstained     11,700
                   ---------


    3.  Approval of the Stock Incentive Option Plan - 1996.

        The vote was as follows:

        For  2,749,572      Against     134,516       Withheld  1,652,097
             ---------               ----------                 ---------

        Abstained     27,150
                   ---------
    No other items were submitted for a vote.

ITEM 5.  Other Information.
         ------------------

         None; not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibits.

             (11) Computation of Net Income Per Common and Common Equivalent
                  Share

             (27) Financial Data Schedule

         (b) None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                               FRONTIER NATURAL GAS CORPORATION


Date:  August 14, 1996         By:  /s/ DAVID W. BERRY
                                  --------------------------------
                                  David W. Berry,
                                  President


Date:  August 14, 1996         By: /s/ DAVID B. CHRISTOFFERSON
                                  --------------------------------
                                  David B. Christofferson,
                                  Executive Vice President and Chief Financial
                                  Officer