Form 10QSB
period 1996-09-30
FRONTIER NATURAL GAS CORP
filed 1996-11-14
CIK 901611

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996 or
                                    ------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the transition period from ____________ to _______________

                          Commission File No.  0-22782



                        FRONTIER NATURAL GAS CORPORATION
       (Exact name of Small Business Issuer as specified in its Charter)


           OKLAHOMA                                  73-1421000
(State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
Incorporation or organization)



               500 DALLAS, SUITE 2920, HOUSTON, TEXAS 77002-4708
                    (Address of Principal Executive Offices)

                                 (713) 739-7100
                          (Issuer's Telephone Number)



Check whether the Registrant (1) has filed all reports required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.         Yes  X   No ____

The number of shares of Common Stock, par value $.01, outstanding at November 11, 1996 was 9,865,906.


Transitional small business disclosure format:
                                                Yes ____  No  X

================================================================================

                        FRONTIER NATURAL GAS CORPORATION
                                  REPORT INDEX


                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements - General Information                     3
           Condensed Balance Sheets as of September 30, 1996 and
             December 31, 1995                                            4
           Condensed Statements of Income for the three and nine months
             ended September 30, 1996 and 1995                            5
           Condensed Statements of Cash Flows for the nine months
             ended September 30, 1996 and 1995                            6
           Notes to Condensed Financial Statements                        7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   10


PART II.  OTHER INFORMATION                                              15


                         PART I, FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                              GENERAL INFORMATION


     The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the nine and three months ended September 30, 1996 and 1995.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC.

                        FRONTIER NATURAL GAS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                 September 30,  December 31,
                                ASSETS                               1996           1995
                                                                 -------------  ------------
CURRENT ASSETS:
    Cash and cash equivalents                                     $ 6,174,271   $    63,908
    Accounts receivable, net                                          761,821       612,876
    Prepaid expenses and other                                        185,815       178,737
    Receivable from affiliates                                        182,901       210,016
                                                                  -----------   -----------
       Total current assets                                         7,304,808     1,065,537
                                                                  -----------   -----------

PROPERTY AND EQUIPMENT:
    Gas and oil properties, at cost                                 5,577,499    11,109,678
    Other property and equipment                                      942,796       906,453
                                                                  -----------   -----------
                                                                    6,520,295    12,016,131
    Less accumulated depletion, depreciation and amortization      (1,791,512)   (2,895,159)
                                                                  -----------   -----------
                                                                    4,728,783     9,120,972
                                                                  -----------   -----------

OTHER ASSETS                                                          231,529       252,966
                                                                  -----------   -----------
       Total assets                                               $12,265,120   $10,439,475
                                                                  ===========   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                              $   574,258   $ 2,065,341
    Revenue distribution payable                                      317,412       493,072
    Current portion of long-term debt                                 536,970       227,302
    Deferred gas revenues                                                 ---       828,000
    Accrued and other liabilities                                     270,896       222,778
                                                                  -----------   -----------
       Total current liabilities                                    1,699,536     3,836,493
                                                                  -----------   -----------

DEFERRED GAS REVENUES                                                     ---     1,113,977

LONG-TERM DEBT                                                        852,779       150,271

OTHER LONG-TERM LIABILITIES                                           218,435       275,298

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Cumulative convertible preferred stock $.01 par value; 5,000,000
      shares authorized; 85,961 shares issued and outstanding             860           860
    Common stock, $.01 par value; 20,000,000 shares authorized;
      9,865,906 and 5,058,406 issued and outstanding at September 30,
      1996 and December 31, 1995, respectively                         98,659        50,584
    Unamortized value of warrants issued                              (61,116)          ---
    Common stock subscribed                                            45,000        45,000
    Common stock subscription receivable                              (45,000)      (45,000)
    Additional paid-in capital                                     14,599,326     7,866,879
    Deficit                                                        (5,143,359)   (2,854,887)
                                                                   -----------   -----------
       Total stockholders' equity                                   9,494,370     5,063,436
                                                                   -----------   -----------

       Total liabilities and stockholders' equity                 $12,265,120   $10,439,475
                                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three Months Ended         Nine Months Ended
                                                       September, 30               September 30,
                                                  ------------------------   -------------------------
                                                     1996          1995          1996         1995
                                                  -----------   ----------   -----------   -----------
REVENUES:
  Gas and oil revenues                            $   632,074   $  503,320   $ 2,573,635   $ 1,977,931
  Gain (loss) on sale of assets                       (24,067)     149,075       246,504       638,549
  Gain on sale of seismic data                            ---          ---           ---       601,100
  Operating fees                                       50,356       95,915       195,471       332,233
  Other revenues                                       48,899       48,813       141,318       170,166
                                                  -----------   ----------   -----------   -----------

        Total revenues                                707,262      797,123     3,156,928     3,719,979
                                                  -----------   ----------   -----------   -----------

COSTS AND EXPENSES:
  Lease operating expense                             157,203      183,553       478,604       628,831
  Transportation and marketing                         64,884          ---       255,139           ---
  Production taxes                                     46,509       35,727       185,927       138,885
  Gas purchases under deferred
   contract                                               ---      111,613        82,461       350,645
  Depletion, depreciation and
   amortization                                       352,163      179,223     1,163,008       692,630
  Exploration costs                                   111,477      187,686       330,148       919,734
  Interest expense                                    576,610          ---       774,920           ---
  Deferred gas contract settlement                        ---          ---       368,960           ---
  Loss on settlement of futures contract              212,000          ---       212,000           ---
  General and administrative costs                    484,046      583,967     1,594,232     1,726,981
                                                  -----------   ----------   -----------   -----------

        Total costs and expenses                    2,004,892    1,281,769     5,445,399     4,457,706
                                                  -----------   ----------   -----------   -----------

NET LOSS                                           (1,297,630)    (484,646)   (2,288,471)     (737,727)

Cumulative preferred stock dividend                   (25,788)     (25,788)      (77,365)     (369,593)

Value of common stock issued for
  cumulative preferred stock in excess
  of original terms, net of relieved
  preferred stock dividend                                ---          ---           ---    (2,183,471)
                                                  -----------   ----------   -----------   -----------

NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS' SHARES                            $(1,323,418)  $ (510,434)  $(2,365,836)  $(3,290,791)
                                                  ===========   ==========   ===========   ===========

NET LOSS PER COMMON AND
  EQUIVALENT SHARE                                $      (.19)  $     (.13)  $      (.33)  $      (.83)
                                                  ===========   ==========   ===========   ===========

NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES
  (in thousands)                                        7,142        3,970         7,142         3,970
                                                  ===========   ==========   ===========   ===========

The accompanying notes are an integral part of these statements.

                       FRONTIER NATURAL GAS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Nine Months Ended
                                                                        September 30
                                                              --------------------------------
                                                                     1996             1995
                                                              ------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(2,288,471)  $  (737,727)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depletion, depreciation and amortization                       1,163,008       692,630
       Deferred gas contract settlement                                 368,960           ---
       Gain on sale of assets                                          (246,504)     (638,549)
       Deferred revenues under gas contract                             (74,400)     (625,650)
       Amortization of financing costs                                  691,700           ---
       Non-cash compensation benefit attributable to SAR's                  ---      (107,509)
       Exploration Costs                                                330,148       919,734
       Changes in assets and liabilities;
         Accounts receivable                                           (121,830)      271,489
         Prepaid expenses and other                                      (7,078)     (234,092)
         Other assets                                                    21,400       (18,055)
         Accounts payable                                              (430,083)      605,312
         Revenue distribution payable                                  (175,660)       14,647
         Accrued and other liabilities                                   (8,745)      298,586
                                                                    -----------   -----------
       Net cash provided by (used in) operating activities             (777,555)      440,816
                                                                    -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures - gas and oil properties                    (2,831,912)   (2,572,824)
    Capital expenditures - other property and equipment                 (71,877)     (115,551)
    Proceeds from sale of assets                                      4,671,088     1,821,713
                                                                    -----------   -----------
       Net cash provided (used in) investing activities               1,767,299      (866,662)
                                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                    4,732,309       428,633
    Repayments of long-term debt                                     (3,677,461)     (217,499)
    Debt issue costs                                                   (183,387)          ---
    Payment for settlement of deferred gas contract                  (2,181,489)          ---
    Redemption of preferred stock of a subsidiary                           ---       (99,540)
    Preferred stock dividend                                                ---      (234,108)
    Proceeds from issuance of common stock                            6,430,647       202,500
                                                                    -----------   -----------
       Net cash provided by financing activities                      5,120,619        79,986
                                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  6,110,363      (345,860)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         63,908       615,256
                                                                    -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 6,174,271   $   269,396
                                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                       FRONTIER NATURAL GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The Condensed Consolidated Financial Statements include the accounts of Frontier Natural Gas Corporation and its subsidiaries (the "Company"). There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                     September 30, December 31,
                                                                         1996        1995
                                                                      ----------   ----------
 Note payable pursuant to a credit agreement with a bank of
   $548,888, interest at LIBOR rate (reserve adjusted),
   plus one and seven-eighths percent (1.875%) (7.3125%)
   at September 30, 1996), principal payable in installments
   of $45,000 per month for July 1996 through September 1996;
   $70,000 per month for October 1996 through December 1996;
   $76,000 in January 1997 and the balance of $13,215 in February,
   1997, collateralized by producing oil and gas properties; net of
   original discount of $307,237: amortized on the interest method    $  506,215   $    ---
Non-recourse loan, payable out of an 8% ORRI on the
  Starboard Prospect, interest at 15%                                    696,647        ---
Note payable to bank, interest at a New York bank prime
  plus 1% (9.75% at December 31, 1995), paid off
  January 9, 1996 by producing oil and gas properties                        ---    180,554
Notes payable to bank, interest at 7.49% to 12.5%,
  payable in monthly installments, due in various
  amounts through 2001, collateralized by other
  property and equipment                                                  86,887     97,019
Note payable, interest at 12%, payable monthly,
  principal due December 31, 1997                                        100,000    100,000
                                                                      ----------  ---------
                                                                       1,389,749    377,573
Less current portion                                                     536,970    227,302
                                                                      ----------  ---------
                                                                      $  852,779   $150,271
                                                                      ==========  =========

    On January 3, 1996, the Company entered into a $15,000,000 credit agreement with a bank. The agreement provided for the immediate funding of $4,000,000. The company repaid $3,316,112 on September 25, 1996 and reduced its 62,500 MMBTU natural gas swap agreement related to the credit agreement to 31,250 MMBTU, with proceeds from the sale of its N.E. Cedardale field in Major County, Oklahoma. Frontier recorded a $212,000 loss on reduction of the swap agreement. Due to the early repayment of the borrowing, the Company has reduced debt issuance costs by $293,000 and discount on notes payable by $207,000 in accordance with the interest method. Said non-cash amounts have been expensed as additional interest expense. The Company is currently negotiating the repayment terms of the remaining balance of the initial borrowing under the credit agreement. The Bank reduced the monthly payment to $25,000 subject to the final renegotiation of the payment terms. It is anticipated that the payments will be reduced from the previous requirements. See footnote 5 - Disposition of Oil and Gas Properties. The remaining funds will be available for specific future drilling activities of the Company subject to the approval of the bank. The loan is secured by a mortgage on all of the Company's significant producing properties. As part of the credit agreement, the Company is subject to certain covenants and restrictions, among which are limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. The required covenants escalate during 1996 as follows:

                                                   As of
    Covenant, as defined          Initial    December 31, 1996
    --------------------         ----------  -----------------

     Tangible Net Worth        $  4,000,000  $    5,000,000
     Current Ratio                      0.8             1.0
     Debt to Capitalization             0.6             0.6
     Cash Flow Ratio                    2.0             3.0
     Cash on Hand              $    200,000  $      200,000

     The Company has entered into an interest rate swap with the bank to guarantee a fixed interest rate of 8.28% for the life of the loan. In addition, the Company will pay fees of one-eighth of 1% (0.125%) on the unused portion of the commitment amount.

     On March 12, 1996, the Company completed a financing package to evaluate and develop a project in Terrebonne Parish, Louisiana. Under the terms of the agreement, the Company conveyed a 48% working interest in all exploration and development of the project area for cash consideration of $495,455. In addition, the acquirer agreed to provide a non-recourse loan to fund the Company's share of the leasehold and seismic evaluation costs of the project. The loan is secured by a mortgage on the Company's interest in the project. Through September, 1996, the Company received advances on the non-recourse loan of $696,647. The non-recourse loan is to be paid solely by the assignment of an 8% overriding royalty interest in the future revenues of the financed project payable from the Company's interest in the project. Future funding will be provided as costs are incurred up to a maximum of $864,000.

3.   GAS SALES AGREEMENT:

     On January 5, 1996, the Company entered into an agreement with an end user to terminate a Gas Sales Agreement as of January 31, 1996. The Company paid the end user $2,181,489 which represents a return of its $.75 per MMBTU advance on 2,490,103 MMBTU's of gas, the balance remaining as of January 31, 1996, plus a settlement payment of $313,912. Approximately $55,048 in deferred charges relating to the contract were expensed.

4.   EQUITY OFFERING

     On August 14, 1996, the Company closed the sale of a public offering of 1,350,000 Units of its securities. Subsequently, the Company sold an additional overallotment of 202,500 units. Each Unit consisted of three shares of Common Stock and three Series B Redeemable Common Stock Purchase Warrants ("Series B Warrants"). The price for each Unit was $5.0625. The net proceeds after the underwriter's commission and expenses was approximately $6,431,000. Each Series B Warrant issued in the offering entitles the holder to purchase one share of Common Stock for $2.025 commencing August 8, 1997 and ending August 8, 2001. Each Series B Warrant is redeemable by the Company with the prior consent of the underwriter at a price of $0.01 per Series B Warrant, at any time after the Series B Warrants become exercisable, upon not less than 30 days notice, if the last sale price of the Common Stock has been at least 200% of the then exercise price of the Series B Warrants for the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

5.   DISPOSITION OF OIL AND GAS PROPERTIES

     On September 27, 1996, the Company completed the sale of its N.E. Cedardale field located in Major County, Oklahoma to OXY USA Inc., for consideration totaling $3,550,000. The properties sold represent a substantial portion of Frontier's production.

     The sale proceeds from OXY USA, Inc. included cash of $2,840,000 and certain exchange properties which were concurrently sold to a third party for $710,000, netting the Company $3,550,000. The sale was effective September 1, 1996 and the Company incurred a loss of $10,523. In connection with the sale, the Company recorded a loss of $212,000 on the settlement of a portion of a futures contract. Due to the early repayment of the borrowing, the Company has reduced debt issuance costs by $293,000 and discount on notes payable by $207,000 in accordance with the interest method. Said non-cash amounts have been expensed as additional interest expense.


6.   PREFERRED DIVIDENDS

     The Board of Directors of the Company declared a quarterly dividend of $.30 per share on the Company's outstanding Convertible Preferred Stock. The dividend was paid October 25, 1996, to stockholders of record at the close of business October 15, 1996.

7.   COMPANY RELOCATION

     Frontier moved its corporate headquarters to Houston, Texas in September 1996, to allow the Company to more effectively exploit opportunities in their primary areas of exploration, which are focused along the Gulf Coast, and in particular, the transition zones of South Louisiana. The Company has estimated moving expenses of approximately $50,000.

8.   COMMITMENTS AND CONTINGENCIES:

     As part of the financing obtained by the Company during the first quarter of 1996, the Company, pursuant to an agreement with a financial advisor, agreed to pay a combination of cash, stock and warrants in consideration for assisting with obtaining the financing. As part of the agreement, the Company paid $200,000 in cash as compensation for the financing of the project in Terrebonne Parish, Louisiana and issued 150,000 shares of the Company's common stock to the advisor on June 6, 1996. These shares have been valued at $234,375, the fair market value at the date granted. The Company agreed to guarantee a minimum of $200,000 in proceeds, net of commission or selling costs, if these shares are sold (or attempted to be sold and there is no market for such sale over a reasonable period of time) prior to December 31, 1996. The Company has also issued a warrant to purchase 250,000 shares of the Company's common stock at $2.00 per share to its financial advisor. The warrant has a five year term and provides for anti-dilution protection, registration rights, and permits partial exercise at the election of the holder by exchanging the warrants with appreciated value equal to each exercise price in lieu of cash. If additional funds are not borrowed from the bank, a portion of the warrants will be returned. The Company has recorded the warrants which are not subject to return at their fair value of approximately $33,000. The warrants subject to return will be recorded when additional funds are borrowed.

     The Company also issued to the bank providing financing during the quarter ended March 31, 1996, a warrant to purchase up to 250,000 shares of common stock for a period of five years at an exercise price of the highest average of the daily closing bid prices for thirty (30) consecutive trading days between January 1, 1996 and June 30, 1996. The Company will be required to register the common shares underlying the warrants at the holder's request. The Company has recorded the warrants at a value of approximately $82,500 as unamortized value of warrants issued. The warrants are being amortized using the interest method with an unamortized value of $61,116 at September 30, 1996.

     Pursuant to the credit agreement with the bank, the Company entered into a natural gas swap agreement on 62,500 MMBTU of natural gas per month at $1.566 per MMBTU for mid-continent gas for the period from April 1, 1996 through January 31, 1999. The swap was reduced to 31,250 MMBTU on September 25, 1996, with proceeds from the sale of the N.E. Cedardale field. Frontier recorded a loss of $212,000 in connection with this transaction. The Company has also entered into another natural gas swap agreement on 45,000 MMBTU of natural gas per month at $2.03 per MMBTU for Mobile Bay gas for the period from January 24, 1996 through December 24, 1996.

     The Company is party to various other lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position or results of operations.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis reviews the Company's operations for the three and nine month periods ended September 30, 1996 and should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto. Certain statements contained herein that set forth management's intentions, hopes, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include, but are not limited to, potential unfavorable or uncertain results of 3-D seismic surveys not yet completed, drilling cost and operational uncertainties, dry holes, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and product pricing, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, regulatory uncertainties and the availability of capital to fund planned expenditures and general industry and market conditions.

OVERVIEW

     During the three and nine months ended September 30, 1996, the Company's exploration activities continued to center around furthering its Gulf Coast Projects which it initiated in 1995. The Company also continued locating and developing new prospects in the region for 1996 and beyond during the quarter. The Mobile Bay wells completed their first nine months of production generating gross revenues to the Company of approximately $1,679,000 for the period. The impact of this production was partially offset by a swap agreement entered into in January 1996. Natural gas prices averaged $2.19 per Mcf and $2.18 per Mcf for these wells during the three and nine months ended September 30, 1996 before effect of the swap agreement. The combined gross production from these wells has recently declined significantly. As of the date hereof, the wells are undergoing a detailed reservoir engineering review to determine appropriate action to be taken. The wells have been producing from the Miocene formation, and the recent developments do not effect the Company's plans to drill an Oligocene test in the area. Said Oligocene test will be drilled upon completion of permitting and retention of the drilling contractor.

     The Company has continued to review its Garvin County, Oklahoma properties the with its working interest partners and is participating in the drilling of its fourth well in the area this year. One well was completed with initial production of approximately 100 barrels per day in the Oil Creek which is part of the Simpson Sands. The Company owns a 7.75% interest in the well. Two wells were unsuccessful and expensed and the fourth well is in the drilling stage.

     The Company finalized two major financing transactions during the first quarter, the first of which provides for the costs of the 3-D seismic and the development and drilling of its Terrebonne Parish, Louisiana project and the second allowed the Company to increase working capital and retire an existing prepaid gas agreement.

     In August 1996, the Company closed the sale of a public offering of 1,552,500 Units of its securities. Each unit consisted of three shares of Common Stock and three Series B Redeemable Stock Purchase Warrants. The net proceeds after the underwriter's commission and expenses were approximately $6,431,000. The Company intends to use seventy percent (70%) of the proceeds to fund exploration, developmental and acquisition projects in Southern Louisiana, along the Gulf Coast of Alabama, Mississippi and Texas and in Garvin County, Oklahoma. The remaining funds will be used for working capital, general corporate purposes and to service the debt repayment requirements for the next twelve months under the credit agreement.

     The Company has entered into a joint exploration agreement with Fina Oil and Chemical Company ("Fina") and other parties to acquire and utilize 3-D seismic and other joint data to explore for gas and oil in a contract area of more than 20 square miles in Terrebonne Parish, Louisiana. Fina etal agreed to pay for 100% of the 3-D seismic data acquisition costs in return for certain deep acreage rights, which deep rights had a limited affect on the Company's primary exploration objectives in this project. Included within the contract area is Frontier's previously announced Starboard Project. The agreement preserves 100% of Frontier's interest in proven undeveloped reserves while expanding its potential exploratory drilling opportunities in terms of both number of potential wells and net exploratory reserve potential. The new agreement includes all of Frontier's prior industry partners in the Starboard Project, as well as Fina and certain of its industry partners. Field acquisition of the 3-D Seismic is underway with the field survey scheduled for completion by November 30, 1996. Processing of the 3-D data already acquired in the shoot has begun with processing expected to be completed by January, 1997. Interpretation of the data is currently anticipated to lead to the location of drill sites in the first quarter of 1997 and the commencement of drilling, subject to rig availability, either late in the first quarter of 1997 or, more likely, in the second quarter. Actual drilling will be subject to prospect confirmation by the 3-D seismic data.

     On September 27, 1996, the Company completed the sale of its N.E. Cedardale field located in Major County, Oklahoma to OXY USA Inc., for consideration totaling $3,550,000. The properties sold represent a substantial portion of Frontier's Oklahoma production. The sale was based on an offer deemed favorable by management. The divestiture of the Oklahoma properties further facilitates the Company's focus of its resources on its Gulf Coast projects and reduces debt service requirements over the next three years in an amount greater than the anticipated net revenues from the properties sold. The sale to OXY USA, Inc. included cash of $2,840,000 and certain exchange properties which were concurrently sold to a third party for $710,000, netting the Company $3,550,000. The sale was effective September 1, 1996 and the Company incurred a loss of $10,523. In connection with the sale, the Company incurred a loss of $212,000 on the reduction of a portion of a futures contract. Due to the early repayment of the borrowing, the Company has reduced debt issuance costs by $293,000 and discount on notes payable by $207,000 in accordance with the interest method. Said non-cash amounts have been expensed as additional interest expense.

     The Company has what it considers an aggressive drilling schedule over the next six months. In addition to the Garvin County well currently drilling, it intends to participate in three additional tests scheduled to be drilled prior to December 31, 1996. This includes a 50% working interest in a 7,000' test in Lafourche Parish, Louisiana, referred to as the "Allan Ranch Prospect", which Prospect will be operated by Frontier; approximately a 40% working interest in a 9,550' test in Iberia Parish, Louisiana referred to as the "Iberia Dome N.W. Prospect", which is also operated by Frontier; and approximately a 22.5% working interest in a third party operated low-risk sidetrack operation in a proven reservoir referred to as "Bayou Tortillion" in Plaquemines Parish, Louisiana. Scheduled for drilling not later than February of 1997, is a 15,000' test on the Company's Schooner Prospect in Plaquemines Parish, Louisiana, a Company operated well in which it owns approximately a 35-40% working interest, and the previously mentioned test of the Oligocene sands in the Company's Mobile Bay Project. This is anticipated to be followed by drilling on the Starboard Project in which the 3-D seismic data acquisition will be completed prior to November 30, 1996. Processing of said data is done a portion at a time and has already begun on the data collected to date. Initial drilling sites are anticipated to be identified in February, 1997 and developmental and exploratory drilling commenced in the late first quarter or early second quarter of 1997. Drilling on the Starboard Project is subject to 3-D seismic confirmation of drilling potential.

     The Company's Osprey Prospect is delayed pending the State of Mississippi Regulatory Agency's determination of environmental protests which seek to stop or restrict all exploration in Mississippi State waters. The outcome of said issues cannot currently be determined.

RESULTS OF OPERATIONS

     The following discussion of the results of operations, including revenues, costs and expenses, and net income, centers around a comparison of such results for the three and nine months ended September 30, 1996 and September 30, 1995. The historical results do not necessarily reflect anticipated future performance.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

     The Company incurred a net loss of $1,297,630 for the three months ended September 30, 1996 as compared to net loss of $484,646 for the three months ended September 30, 1995. The Company's loss per share increased from $(0.13) per share for the three months ended September 30, 1995 to $(0.19) per share in the comparable period in 1996. The largest factor in the loss arose from issues related to the sale of the Company's Cedardale properties to Oxy USA, Inc. In this regard, the Company suffered a non-cash book loss of $10,523. Two additional issues arose from said sale. First, the Company reduced its gas futures hedge position due to decreased production volumes resulting from said sale. The hedge reduction resulted in a cash loss of $212,000. Finally, the Company was required to presently expense previously amortizing financing costs associated with its Bank of America, Illinois ("Bank of America") facility in an amount of $500,000, which was a non-cash charge. The expensing of said costs related to the reduced amounts outstanding to the bank without regard for the remaining credit availability not yet utilized by the Company.

     REVENUE. Revenue from gas and oil sales increased $128,754, or 26%, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase was largely due to the Mobile Bay wells which contributed approximately 170,000 Mcf of net production during the quarter. These wells began production in December 1995. This increase is offset by a decrease due to the sale of producing properties during 1995 and 1996. The average price for all gas sold during the three months ended September 30, 1996 was $2.11 per Mcf as compared to $1.50 per Mcf for the three months ended September 30, 1995. The extent to which future gas and oil prices will affect revenues cannot be determined. The increase in revenues from gas and oil sales was partially offset by a loss on sale of assets of $24,067 in the quarter ended September 30, 1996 compared to a gain on sale of assets $149,075 for the same period of 1995.

     COSTS AND EXPENSES. Costs and expenses increased $723,123, or 56%, for the three months ended September 30, 1996 as compared to September 30, 1995 largely due to a $212,000 loss on the reduction of a portion of a gas futures contract related to the sale of the Cedardale properties, and a $500,000 non-cash charge for expensing financing costs which arose out of debt reduction associated with the Cedardale property sale, and an increase in interest costs which are a result of the Company's new financing arrangements. Other factors include a reduction in capitalized interest as a result of reduced drilling activity, and an increase in transportation and marketing costs and depletion, depreciation and amortization due to production from the Mobile Bay wells. Exploration costs declined due to a reduction in costs related to the impairment of gas and oil leases. The 1996 costs included approximately $11,000 in dry hole costs and approximately $100,000 in impaired gas and oil leases.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's net loss increased to $2,288,471 for the nine months ended September 30, 1996 from $737,727 for the nine months ended September 30, 1995. The primary reasons for the increased loss include a one-time charge relating to the settlement of a long-term prepaid gas sales agreement totaling $368,900, the previously discussed loss of $212,000 related to the settlement of hedge contracts related to the Cedardale sale, and the previously discussed $500,000 one time non-cash charge related to expensing of previously amortizing financing costs which resulted from loan repayments related to said property sale. In addition, a gain on the sale of seismic data in Garvin County, Oklahoma of $601,100 in 1995 was not present in 1996, as well as a $392,045 decline in the gain on sale of assets in 1996 as compared to 1995. The effects on net loss were partially offset by a $589,586 decline in exploration costs.

     REVENUE. Revenue from gas and oil sales increased by $595,704 or 30%, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The increase was largely due to production from the Mobile Bay wells which contributed 772 ,000 Mcf of production during the nine month period. This increase is offset by a decrease due to the sale of producing properties during 1995 and 1996. The average price for all gas sold during the nine months ended September 30, 1996 was $2.12 per Mcf as compared to $1.56 per Mcf for the nine months ended September 30, 1995. The extent to which future gas and oil prices will affect revenues cannot be determined. The increase in oil and gas sales was partially offset by a decline in the gain on sale of assets and by lower operating fee revenue due to fewer operated wells in the nine months ended September 30, 1996 as compared to the same period of 1995.

     COSTS AND EXPENSES. Costs and expenses increased $987,693, or 22%, for the nine months ended September 30, 1996 as compared to September 30, 1995 largely due to $368,960 in expenses related to the settlement on the termination of the deferred gas contract, the previously discussed $212,000 loss on the reduction of a portion of a gas futures contract, and the previously discussed $500,000 non-cash charge of financing costs, all related to the Cedardale sale. Transportation and marketing costs, production taxes and depletion, depreciation and amortization costs all increased due to production from the Mobile Bay wells. The transportation and marketing costs represent costs for pipeline transportation on the Mobile Bay wells. Exploration costs declined due to a reduction in seismic and drilling activity in the first quarter of 1996 as compared with 1995. Exploration costs in 1996 were largely due to the impairment of leases. Interest costs increased due to the Company's new financing arrangements as well as a reduction in capitalized interest as a result of the reduced drilling activity were also factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company, largely through several major financing transactions, increased its working capital by approximately $8,376,000 during the nine months ended September 30, 1996. The four financing transactions included a credit facility with Bank of America, in January, 1996, a project financing in March, 1996 related to the Starboard Project, a secondary offering of common stock effective in August of 1996, and a sale of the Companies Cedardale properties in Major County, Oklahoma to OXY USA, Inc. in September of 1996.

     During January 1996, the Company entered into a $15,000,000 credit agreement with the Bank of America, to provide $4,000,000 in immediate cash to the Company. This portion of the loan is collateralized by the most significant proved developed gas and oil properties of the Company and is payable in monthly installments over a five year period. The cash was used to (i) terminate the Gas Sales Agreement by repaying the deferred gas revenues remaining under the Agreement of $1,867,577 plus a settlement payment of $313,912, (ii) pay off a note to a bank which was collateralized by gas and oil properties of $180,554,
(iii) pay off approximately $1,061,000 in infrastructure costs relating to the Company's Mobile Bay properties, (iv) pay approximately $150,000 in bank and legal fees relating to the loan with (v) the remainder used to pay current liabilities.

     The bank credit facility provides for an additional $2,500,000, subject to bank prospect approval, to be used for the Company's share of developmental drilling costs in the Starboard Project, a developmental and exploratory drilling project in Tennebonne Parish, Louisiana, and an additional $8,500,000 will be available contingent upon the company's reserve base meeting the bank's lending parameters. Under the terms of the loan, the Company is subject to certain restrictions and covenants which escalate in 1996. The covenants include current ratio, cash on hand and tangible net worth requirements among other requirements. Bank financing costs associated with the facility were expensed in the quarter just ended.

     The second financing transaction occurred in March 1996 when the Company entered into an agreement whereby it conveyed a 48% working interest in the Company's working interest in the Starboard Project. The acquirer provided funding through a non-recourse loan to the Company to cover all the costs in obtaining the leasehold and seismic data on the Starboard Project. The loan was originally anticipated to be approximately $1,728,000 at its conclusion and it will be repaid solely by the assignment of an 8% overriding royalty interest in the Starboard Project payable from the Company's interest in the project until such time as the lender has received an amount equal to the loan plus closing costs and a 15% internal rate of return. The loan is secured by a mortgage on the Starboard Prospect. The Company received a reimbursement of costs of approximately $255,000 from the third party and a $240,000 prospect fee as part of the agreement. Approximately $697,000 was advanced on the non-recourse loan as of September 30, 1996.

     In August, the Company closed a joint exploration agreement with Fina Oil and Chemical Company and certain of its partners wherein Fina etal will pay for 100% of the 3-D Seismic costs related to the Starboard Project in return for certain deep acreage rights, which deep rights had a limited affect on the Company's primary exploration objectives in this project. The agreement preserves 100% of Frontier's interest in proven undeveloped reserves while expanding its potential exploratory drilling opportunities in terms of both number of potential wells and net exploratory reserve potential. The new agreement includes all of Frontier's prior industry partners in the Starboard Project, as well as Fina and certain of its industry partners. Field acquisition of the 3-D Seismic data is underway with the field survey scheduled for completion in November 1996. In conjunction with said Fina agreement, the total loan amount for borrowing pursuant to the second financing was reduced from $1,728,000 to $864,000. Expenditures in excess of the remaining funds are anticipated to be incurred.

     The third financing occurred when, on August 14, 1996, the Company closed the sale of a public offering of 1,350,000 Units of its securities. Subsequently, the Company sold an additional overallotment of 202,500 units. Each unit consisted of three shares of Common Stock and three Series B Redeemable Stock Purchase Warrants. The net proceeds after the underwriter's commission and expense were approximately $6,431,000. The Company intends to use seventy percent (70%) of the proceeds to fund the Company's exploration, developmental and acquisition projects in Southern Louisiana, along the Gulf Coast of Alabama, Mississippi and Texas and in Garvin County, Oklahoma. The remaining funds will be used for working capital, general corporate purposes, and to service the debt repayment requirement for the next twelve months under the credit agreement.

     On September 27, 1996, the Company completed the fourth financial transaction which was the sale of its N.E. Cedardale field located in Major County, Oklahoma to OXY USA Inc., for consideration totaling $3,550,000. The properties sold represent a substantial portion of Frontier's Oklahoma production. The sale was pursued for three basic reasons. The first was an offer management deemed as favorable; second, the divestiture of the Oklahoma properties help to facilitate the Company's focus of its resources on its Gulf Coast projects, and finally, the result was a reduction in debt service requirements over the next three years in an amount greater than the anticipated net revenues from the properties sold. The sale did result in previously discussed hedge transaction losses and non-cash charges related to the early recognition of previously amortizing financing costs.

     The Company's business philosophy has been to seek to minimize natural gas price volatility by marketing reserves through the use of long-term end-user gas contracts and utilizing the purchase of short-term commodity futures. During January 1996, the Company terminated the long-term contracts as discussed. The Company has replaced the contracts with two swap agreements on natural gas production to minimize price volatility. The first agreement is effective for the period from April 1, 1996 through January 31, 1999 on 62,500 MMBTU per month of mid-continent natural gas at a price of $1.566 per MMBTU. The swap was reduced to 31,250 MMBTU on September 25, 1996, with proceeds from the sale of the N.E. Cedardale field. The second agreement is effective from January 1996 through December 31, 1996 on 45,000 MMBTU per month of Mobile Bay natural gas at a price of $2.03 per MMBTU. During the nine months ended September 30, 1996, the price for natural gas exceeded the swap price and resulted in a charge against gas and oil revenues of approximately $316,000. As of September 30, 1996, spot market prices exceeded the swap price. As of the date hereof, the Company has hedges in place for amounts in excess of its current production. 45,000 MMBTU per month will expire in December 1996, at which time current production volumes would exceed the then current hedge volumes. Losses over the remaining life of the hedges which expire in December are estimated to be approximately $20,000.

     The Company moved its headquarters from Oklahoma City, Oklahoma to Houston, Texas September 1, 1996. The Company has entered into a five-year lease at an annual rate of approximately $106,000. The Company estimates total move costs will net approximately $50,000.

     It is management's belief that with the funds raised in the public offering, along with the Company's other financing arrangements, the Company currently has adequate cash available from its current assets, and from other likely third party sources as set forth herein to adequately fund its planned exploration and other activities for the next twelve months. Conversely, the sale of the Cedardale properties, coupled with 1996 production declines and minimal drilling, will result in reduced near term oil and gas sales. Management is addressing this issue with an aggressive drilling program (see overview) on lower risk and on higher potential prospects which is intended to lead to substantially increasing revenues over the next twelve months.

     The Company does not believe it will need additional funds beyond its capital and credit lines over the next twelve months. However, in the event it develops currently unknown prospects and/or acquisition opportunities, it may seek additional exploration and/or acquisition capital. Options available to the Company to raise any additional funds for exploration and/or acquisitions include, but are not limited to, (a) additional outside partners, (b) additional private borrowing, and (c) the further sale of 3-D seismic data and (d) the exercise of the Company's currently outstanding warrants should the stock prices rise by August of 1997 to levels necessary to allow said warrants to be called.

                        FRONTIER NATURAL GAS CORPORATION
                          PART II - OTHER INFORMATION



ITEM 1. Legal Proceedings.
        ------------------

        The Company's 1992 federal income tax return was previously examined by the Internal Revenue Service. The IRS had proposed a change to income of $4,994,759 (a portion of which was recognized years subsequent to 1992) which would result in a tax liability of $1,553,338 plus penalty and interest. The Company filed a response to the proposed change and defended its position. On October 18, 1996, the Internal Revenue Service closed its case finding no deficiency or overassessment.

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

ITEM 2. Changes in Securities.
        ----------------------

        None.

ITEM 3. Defaults Upon Senior Securities.
        --------------------------------

        The Company paid a quarterly dividend of 30 cents per share on its Convertible Preferred Stock on October 25, 1996 to stockholders of record at the close of business October 15, 1996. The Company has undeclared and unpaid dividends in the amount of $120,345 in its cumulative Preferred Stock for the period from May 1, 1995 to June 30, 1996.

ITEM 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

        None.

ITEM 5. Other Information.
        ------------------

        None.

ITEM 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a)  Exhibits.

             (11) Computation of Net Income Per Common and Common Equivalent
                  Share
             (27) Financial Data Schedule

        (b)  Reports on Form 8-K

             Frontier Natural Gas Corporation (the "Company") Current Report on Form 8-K dated September 27, 1996, filed on October 11, 1996, related to the sale of the Company's interest in nineteen oil and gas properties in Major County, Oklahoma to OXY, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                               FRONTIER NATURAL GAS CORPORATION



Date:  November 13, 1996       By: /s/ David W. Berry
     -------------------          -----------------------------------
                                  David W. Berry,
                                  President
                                 (Principal Executive Officer)


Date:  November 13, 1996       By: /s/ David B. Christofferson
     -------------------          -----------------------------------
                                  David B. Christofferson,
                                  Executive Vice President and Chief Financial
                                    Officer
                                  (Principal Financial Officer)