Form 10KSB
period 1996-12-31
FRONTIER NATURAL GAS CORP
filed 1997-04-15
CIK 901611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

                   For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                               --------  --------

                         Commission file number: 0-22782

                        FRONTIER NATURAL GAS CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

        Oklahoma                                         73-1421000
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

                             500 Dallas, Suite 2920
                              Houston, Texas 77002
    (Address of registrant's principal executive offices, including zip code)

Registrant's telephone number, including area code:     (713) 739-7100

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange
  Title of each class                              on which registered
  -------------------                             ---------------------
        None                                                None

Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                 PREFERRED STOCK
                     SERIES A COMMON STOCK PURCHASE WARRANTS
                     SERIES B COMMON STOCK PURCHASE WARRANTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.                                                            [X]

     State issuer's revenues for its most recent fiscal year: $3,378,792

     The aggregate market value of the voting stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $23,401,719 on February 28, 1997 (based on the last sales price of $2.75 per share as reported on the NASDAQ Stock Market).

         9,865,906 shares as the registrant's common stock were outstanding as of February 28, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated by reference into Part III.

                        FRONTIER NATURAL GAS CORPORATION
                        For Year Ended December 31, 1996

                                TABLE OF CONTENTS
                                   FORM 10-KSB

                                     PART I

Item                                                                     Page

1.   Description of Business.............................................  1

2.   Description of Property.............................................  8

3.   Legal Proceedings................................................... 10

4.   Submission of Matters to a Vote of Security Holders................. 10

                                     PART II

5.   Market for Common Equity and Related Stockholder Matters............ 11

6.   Management's Discussion and Analysis or Plan of Operation........... 11

7.   Financial Statements................................................ 17

8.   Changes in and  Disagreements  with Accountants on
     Accounting and Financial Disclosure................................. 38

                                    PART III

9.   Directors,  Executive Officers,  Promoters and Control
     Persons;  Compliance with Section 16(a) of the Exchange Act......... 38

10.  Executive Compensation.............................................. 38

11.  Security Ownership of Certain Beneficial Owners and Management...... 38

12.  Certain Relationships and Related Transactions...................... 38

                                     PART IV

13.  Exhibits and Reports on Form 8-K.................................... 38

     Signatures.......................................................... 41

                                     PART I

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the introductory paragraph to Management's Discussion and Analysis beginning on page 11 of this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

General

     Frontier Natural Gas Corporation, an Oklahoma Corporation incorporated in 1988 (the "Company"), is an independent energy company primarily engaged in the exploration for natural gas and oil reserves and in the acquisition, production, development and marketing of natural gas and oil properties. The Company's early growth was through acquisitions of natural gas reserves, principally in the Mid-Continent Area of Arkansas, Kansas, Oklahoma and Texas. In recent years, however, the Company's business activities have focused more on exploration and related developmental drilling projects situated in Southern Louisiana and along the Gulf Coast of Alabama, Mississippi and Texas. The Company's current business strategy is to increase its reserves by drilling natural gas and oil wells on prospects identified and developed through the use of well correlations, Computer Aided Exploration ("CAEX") technologies and 3-D seismic surveys, with emphasis on the Gulf Coast and, particularly, the transition zone of Southern Louisiana. As a supplemental part of such strategy, the Company may also acquire producing properties as market conditions and the Company's resources allow.

     During 1996, as part of its refocusing activities, the Company moved its headquarters to Houston, Texas, and sold its interests in the N.E. Cedardale field in Major County, Oklahoma, which represented its primary Mid-Continent Area producing properties. Its primary focus is now along the Gulf Coast where its most significant project is referred to as the Starboard Prospect. The Starboard Prospect is comprised of a group of four distinct high potential exploration prospects, as well as proved undeveloped locations. The proved undeveloped portion of the Starboard Prospect has been evaluated by independent petroleum engineers as containing substantial proved undeveloped reserves. As of December 31, 1996, the Company had acquired acreage in the Starboard Prospect which included estimated proved undeveloped reserves of 8 Bcfe and estimated future net revenues of over $17 million net to its interest. These estimates will likely change as the 3-D seismic data discussed below is interpreted. Funding for the project has been provided from a variety of sources. Affiliates of a public utility funded, through a non-recourse loan, most of the Company's cost in acreage. A 3-D seismic survey was funded by Fina Oil and Chemical Company and certain of its partners. The Company has a credit facility with Bank of America, Illinois, available to fund its share of developmental drilling on the project. Exploratory drilling will be funded via cash and/or industry partners. The 3-D seismic has been shot and processed and interpretation has begun. Final drilling plans are pending interpretation of the 3-D seismic with initial drilling locations anticipated to be selected by mid-May 1997. The Company owns working interests in the project ranging from 12% to 48%.

     The Company also has interests in three South Louisiana drilling prospects which are currently waiting on drilling rigs. Two have been confirmed via 3-D seismic and the third is a high potential wildcat in which Hunt Petroleum Corporation purchased a 50% working interest.

     In addition to 3-D seismic, the Company makes extensive use of 2-D seismic reprocessing and CAEX enhancement technologies to delineate "bright spot" seismic anomalies. The Company believes that additional drilling prospects in the Gulf Coast area may be identified through delineation of such "bright spot" seismic anomalies. In September 1995, the Company entered into an agreement to acquire, reprocess and interpret up to 1,600 miles of 2-D seismic data in the shallow offshore Gulf Coast area. The reprocessing and interpretation of such data is designed to identify "bright spot" gas accumulations which potentially can identify the location of commercial quantities of hydrocarbons. In connection with this agreement, the Company also entered into an agreement with Marconi, Inc. to fund the project and to jointly explore any prospects thus identified.

     The Company plans to continue to expand its exploration activities in the Gulf Coast area through a number of current activities, including the (1) generation of prospects with its existing partners; (2) identification of

"bright spot" seismic anomalies; (3) continuing acquisition of acreage on additional high potential Southern Louisiana exploration projects identified by the Company; and (4) continuing evaluation of high-graded exploration prospect opportunities in Southern Louisiana and other Gulf Coast areas.

CAEX Technology and 3-D Seismic

     The Company, either directly or through its partners, uses CAEX technology to collect and analyze geological, geophysical, engineering, production and other data obtained about a potential gas or oil prospect. Using such technology, the Company correlates density and sonic characteristics of subsurface formations obtained from two-dimensional seismic surveys with like data from similar properties and uses computer programs and modeling techniques to determine the likely geological composition of a prospect and potential locations of hydrocarbons.

     Once all available data has been analyzed in this manner to determine the areas with the highest potential within a prospect area, the Company may conduct 3-D seismic surveys to enhance and verify the geological interpretation of the structure, including its location and potential size. The 3-D seismic process produces a three-dimensional image based upon seismic data obtained from multiple horizontal and vertical points within a geological formation. The tremendous number of calculations needed to process such data is made possible by computer programs and advanced computer hardware.

     While 3-D seismic and CAEX technologies have been used by large oil companies for approximately 20 years, the method was not affordable by smaller, independent gas and oil companies until recently, when improved data acquisition equipment and techniques and computer technology became available at reduced costs. The Company began using 3-D seismic and CAEX technologies in 1992 and is using these technologies on a continuing basis. In 1995, the Company created its own seismic processing division-Exploration Geophysical Services-for the purpose of assisting the prospect generation efforts of the Company. The Company believes that its use of CAEX and 3-D seismic technology may provide it with certain advantages in the exploration process over those companies that do not use this technology. Because computer modeling generally provides clearer and more accurate projected images of geological formations, the Company believes it is better able to identify potential locations of hydrocarbon accumulations and the desirable locations for wellbores. However, the technology has not been used extensively enough by the Company to make any conclusion regarding its performance and the Company's ability to interpret and use the information developed from the technology.

Exploration and Development

     Gulf Coast. The Company considers the Gulf Coast, and in particular Southern Louisiana, to be the premier area in the United States to explore for significant new reserves. This conclusion is based on several characteristics of Southern Louisiana including (1) a large number of productive intervals throughout a significant sedimentary section, (2) numerous wells with which to calibrate 3-D seismic, and (3) complicated geology that the Company believes 3-D seismic is particularly well suited to interpret. In 1994, the Company began devoting more of its energy to the Gulf Coast region. The Company initially entered this area by evaluating the onshore shallow Frio/Miocene Trend. The Company's emphasis is shifting to larger exploration targets in this area due to the greater potential return on investment resulting from the size of the geological features which remain to be explored and produced. This includes shallow offshore prospects and deeper and potentially much larger prospects centering in the transitional lands and waters of Southern Louisiana. Additional 2-D and 3-D seismic surveys may need to be conducted to evaluate these areas more fully, and when determined appropriate, the Company will acquire acreage and drill wells as indicated by the evaluations.

     Most of the prospects in Southern Louisiana being pursued by the Company are either on the edge of a large existing producing field or between such fields. The prospects generally involve drilling in fault blocks that to date have not been adequately tested. Thus, the Company intends to drill prospects where the formations being tested are known to be productive in the area and where it believes 3-D seismic can be used to increase resolution and thereby lower risk. The extent to which the Company will pursue its activities in the Gulf Coast region will be determined by the availability of Company resources and the availability of joint venture partners.

     Southern Louisiana and Gulf Coast of Texas. A primary area of focus for the Company to identify gas and oil on prospects is in Southern Louisiana and along the Gulf Coast of Texas. The Company directly and in conjunction with industry partners has identified a number of prospects to be explored in the target areas, and the Company has acquired its initial position in certain prospects, including one which the Company refers to as the Starboard Prospect. The
Starboard Prospect is comprised of a group of four distinct high potential exploration prospects, as well as proved undeveloped locations. The proved undeveloped portion of the Starboard Prospect has been evaluated by independent petroleum engineers as containing substantial proved undeveloped reserves. A 3-D seismic survey funded by Fina Oil and Chemical Company and its partners has been shot and processed. Interpretation began in March 1997 and initial 3-D evaluated drill sites are anticipated to be selected within 60 days. As of December 31, 1996, the Company had acquired acreage in the Starboard Prospect which included proved undeveloped reserves. Estimated reserves will likely change after interpretation of the 3-D seismic. Based on subsurface and currently available 2-D seismic surveys, the Company has defined potential well locations within the Starboard Prospect, including a number of both proved undeveloped locations and exploratory prospects. The presence of proved undeveloped reserves within the Starboard Prospect is expected to lower the project's overall risk. Interpretation of the 3-D seismic will alter the final mapping of the sub-surface with such changes altering the pre 3-D mapping of both proven and exploratory locations. It is too early to evaluate the changes since interpretation just began in March 1997. The Company has continued and likely will continue to acquire additional acreage in the Starboard Prospect as revised subsurface mapping is completed. No significant acquisition of acreage has occurred since December 31, 1996.

     In the first quarter of 1996 the Company completed a credit facility with Bank of America, Illinois, which included a tranche of $2,500,000 for developmental drilling on the Starboard Project. The $2,500,000 tranche currently expires on June 30, 1997, but the bank has stated it is prepared to extend the date upon request. It also completed an agreement with affiliates of a utility which funded acreage and related costs including the Company's share. The Company currently has an $864,000 non-recourse note payable pursuant to said agreement. The note is payable solely from an 8% overriding royalty interest in the Starboard Project which reduces to 2% proportionately to the Company's interest after payout plus a yield of 15%. In the second quarter of 1996 the Company finalized a joint exploration agreement with Fina Oil and Chemical Company and its partners to fund the 3-D seismic over the Starboard Project. As a result of all of the foregoing, the Company, as between it and all of its Starboard Project partners, owns a 48% working interest in all formations through the base of the Duval Sand (approximately 15,500 feet), a 36% working interest in all formations from the base of the Duval Sand through the base of the DeLarge Sand (approximately 16,500 feet) and a 12% working interest in deeper formations. It intends to fund its share of developmental drilling costs through the Bank of America, Illinois, facility and its share of exploratory costs through cash and/or industry partners.

     In the first quarter of 1997 the Company participated in three dry holes in South Louisiana, for a cost of approximately $693,000 of which approximately $159,000 of related costs were incurred and expensed as of December 31, 1996. None of these wells were on prospects confirmed with 3-D seismic. It is also evaluating a proved location which was attempted to be penetrated with an unsuccessful sidetrack operation from an existing wellbore in the first quarter of 1997.

     The Company originated and assembled its Plaquemines Parish, Louisiana, high-potential Schooner Prospect in 1996 resulting in the sale of a promoted 50% working interest to Hunt Petroleum Corporation in the first quarter of 1997. After the sale of two additional promoted interests the Company retains a 37% working interest in this exploratory well. The well is scheduled to be drilled in the second quarter of 1997.

     The Company is also participating in two Terrebonne Parish, Louisiana, prospects which are both waiting on a drilling rig. The prospects are both 3-D seismic delineated "bright spot" anomalies. The Company owns a 65% working interest in its Lucky 13 prospect and a 37.5% working interest in its Channel Prospect.

     Mobile Bay, Alabama. In February and April 1995, the Company successfully completed two wells in the Mobile Bay area of Alabama offshore waters. Initially, the wells were producing gas at the combined rate of approximately 10,000 Mcf of gas per day. The Company owns approximately a 30% working interest in each well. Sales from these wells commenced in December 1995 and have generated gross revenues to the Company of approximately $1,406,000 from their inception through December 31, 1996. The wells, drilled on "bright spot" seismic anomalies, were identified and developed by the Company utilizing CAEX technologies. In the fourth quarter of 1996 the production from these wells unexpectedly declined significantly due to rapidly accelerated water production. This resulted in significant cash expenditures and operating losses to the Company. In February 1997, the Company unsuccessfully drilled the State Lease #804 well to test the previously undrilled Oligocene formation for a cost of $214,000 of which $10,000 in leasehold costs were incurred and expensed in 1996. It is currently attempting to recomplete one of the two initial wells in another formation. Production from these wells is not expected to result in significant revenues for the Company in the future.

     Gulf Coast "Bright Spot" Project. In September 1995, the Company entered into an agreement with a seismic vendor to acquire, reprocess and interpret up to 1,600 miles of 2-D seismic data in the shallow offshore Gulf Coast area to identify "bright spot" gas accumulation indicators on the reprocessed data. The Company entered into an agreement with Marconi, Inc. to jointly explore any prospects thus identified. Under the joint venture agreement, Marconi, Inc. bears 100% of the anticipated costs of the seismic reprocessing and interpretation. The Company has rights to a 50% working interest in all prospects located pursuant to this agreement.

     Mid-Continent Area. The Company continues to phase out of the Mid-Continent Area. It will continue in 1997 to work through industry partners to exploit its 3-D seismic data and leasehold position in the area but has no current plans for significant expenditures in the area for its own account.

Acquisitions and Divestments

     The Company periodically acquires producing natural gas and oil properties. Initially, the Company concentrated its acquisition activity in Kansas, Oklahoma, Arkansas and Texas, believing that these areas had potential for exploitation through additional development and enhanced recovery and improved operating techniques. The Company typically sought properties that were underdeveloped, overly burdened with expenses or owned by financially troubled companies. During 1994, natural gas and oil reserves generally available for acquisition were at unusually high costs. As a result and in reaction to the market conditions, the Company divested selected proved producing natural gas and oil properties to take advantage of the relatively higher prices being paid for such properties, and refocused most of its 1994 and 1995 activities on its exploration program. However, the Company will continue to evaluate properties for acquisition if they meet the Company's acquisition criteria, and as resources permit.

     During 1994, the Company sold its interest in the Lirette field in Louisiana in two separate transactions for a sales price of $914,000 in the first transaction and $1,239,000 in the second transaction. The transactions resulted in net gains of $468,000 in the first transaction and $515,000 in the second transaction. During 1995, the Company sold interests in over 40 wells which did not fit the Company's long-term objectives for a sale price of over $2,166,000 resulting in net gains of over $722,000.

     On September 27, 1996, the Company completed the sale of its N.E. Cedardale field located in Major County, Oklahoma to OXY USA Inc., for consideration totaling $3,550,000. The properties sold represented a substantial portion of the Company's Oklahoma production. The divestiture of the Oklahoma properties further facilitates the Company's focus of its resources on its Gulf Coast projects and reduces debt service requirements over the next three years in an amount greater than the anticipated net revenues from the properties sold. The sale to OXY USA, Inc. included cash of $2,840,000 and certain exchange properties which were concurrently sold to a third party for $710,000, netting the Company $3,550,000. The sale was effective September 1, 1996 and the Company incurred a book loss of $10,523. In connection with the sale, the Company also incurred a loss of $212,000 resulting from the reduction in the quantity of gas covered by a swap agreement. Due to the early repayment of the borrowing, the Company reduced debt issuance costs by $293,000 and discount on notes payable by $207,000. Said non-cash amounts were recorded as additional interest expense.

     The Company's acquisition program is overseen by its management which includes four officers with combined experience of more than 75 years in the gas and oil industry. It is anticipated that acquisition opportunities may be brought to the attention of the Company's management by certain of its officers, directors and their affiliates as well as by various unaffiliated sources. The Company currently does not engage professional firms or consultants that specialize in acquisitions on a formal basis. The Company may engage such firms in the future, in which case the Company may pay a finder's fee or other cash or stock compensation.

     In connection with each acquisition, the Company considers (i) current and historic production levels and reserve estimates; (ii) exploitation potential;
(iii) capital requirements; (iv) proximity of product markets; (v) regulatory compliance; (vi) acreage potential; and (vii) existing production transportation capabilities. The Company also considers the historic financial operating results and cash flow potential of each acquisition opportunity. Each acquisition involves management's analysis of its ability to improve the operations of the acquired properties. Evaluation of the merits of a particular acquisition is based, to the extent relevant, on all of the above factors as well as other factors deemed relevant by the Company's management.

Marketing

     The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts may result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the effect of price fluctuations. During January 1996, pursuant to the Company's credit arrangement with the Bank of America Illinois, the Company entered into a natural gas swap agreement on 62,500 Million British thermal units ("MMBTU") of its monthly Mid-Continent natural gas production for $1.566 per MMBTU for the period beginning April 1, 1996 and ending January 31, 1999. The swap was reduced to 31,250 MMBTU on September 25, 1996, in connection with the sale of the N.E. Cedardale field. Frontier recorded a loss of $212,000 on this swap reduction. The Company also had entered into another natural gas swap agreement on 45,000 MMBTU of natural gas per month at $2.03 per MMBTU for its Mobile Bay gas production for the period from January 24, 1996 through December 24, 1996, which swap agreement has expired.

     All of the Company's oil production is sold under market-sensitive or spot price contracts. The Company's revenues from oil sales fluctuate depending upon the market price of oil. No purchaser accounted for more than 10% of the Company's total revenue in 1996 or 1995 except for the gas sales contract discussed below. The Company does not believe the loss of any existing purchaser would have a materially adverse effect on the Company.

     In December 1991 the Company entered into and performed under a long-term fixed price contract with an industrial end-user, Waldorf Corporation, which contract initially covered seven years and the delivery of 7.1 Bcf of natural gas. The contract included certain prepayments to the Company. The agreement was satisfied in January 1996 when the Company entered into an agreement with Waldorf to terminate the Waldorf agreement as of January 31, 1996. The Company paid Waldorf $2,181,489 which represents a return of Waldorf's $0.75 advance on 2,490,103 MMBTU of gas (the balance due as of January 31, 1996) plus a settlement payment of $313,912. The Company has been able to sell all natural gas production to other sources at equal or higher prices since the termination of the contract. The Company anticipates that it will be able to continue to sell all available natural gas production in the foreseeable future.

Operating Hazards and Insurance

     The gas and oil business involves a variety of operating risks, including the risk of fire, explosions, blowouts, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

     The Company maintains a gas and oil lease operator policy that insures the Company against certain sudden and accidental risks associated with drilling, completing and operating its wells. There can be no assurance that this insurance will be adequate to cover any losses or exposure to liability. The Company also carries comprehensive general liability policies and an umbrella policy. The Company and its subsidiaries carry workers' compensation insurance in all states in which they operate. The Company maintains various bonds as required by state and federal regulatory authorities. While the Company believes these policies are customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company and its financial condition. If the Company experiences significant claims or losses, the Company's insurance premiums could be increased which may adversely affect the Company and its financial condition or limit the ability of the Company to obtain coverage. Any difficulty in obtaining coverage may impair the Company's ability to engage in its business activities.

Regulation

     The gas and oil industry is extensively regulated by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by price controls, environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. Gas and oil industry legislation and agency regulation are under constant review for amendment and expansion for a variety of political, economic and other reasons. Numerous regulatory authorities, federal, state and local, issue rules and regulations binding on the gas and oil industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the gas and oil industry increases the Company's cost of doing business and, consequently, affects its profitability. The Company believes it is in compliance with all federal, state and local laws, regulations and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

     Seismic Permits. Current law in the State of Louisiana requires permits from owners of at least an undivided 80% interests in each tract over which the Company intends to conduct seismic surveys. As a result of such requirement, the Company may not be able to conduct seismic surveys covering its entire area of interest. Moreover, 3-D seismic surveys are typically conducted from various locations both inside and outside the area of interest in order to obtain the most detailed data of the geological features within the area. To the extent that the Company is unable to obtain permits to access locations to conduct the seismic surveys, the data obtained may not be as detailed as might otherwise be available.

     Exploration and Production. The Company's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes (i) requiring permits for the drilling of wells; (ii) maintaining bonding requirements in order to drill or operate wells; and (iii) regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with well operations. The Company's operations are also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units, the density of wells which may be drilled, and the unitization or pooling of gas and oil properties. In addition, state conservation laws establish maximum rates of production from gas and oil wells, generally prohibiting the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of gas and oil the company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Recently enacted legislation and/or regulatory action in Texas and Oklahoma is intended to reduce the total production of natural gas in those states. Although such restrictions have not had a material impact on the Company's operations to date, the extent of any future impact therefrom cannot be predicted. The Company's drilling activities in the Mobile Bay area are subject not only to the State of Alabama regulation, but also to regulations of the U.S. Army Corps of Engineers and various other federal and state environmental regulations relating to offshore activities.

     Marketing and Transportation. The sale of some natural gas production by the Company may be subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (the "NGPA"). Under the NGPA, ceiling prices apply to first sales of certain natural gas production in both interstate and intrastate commerce. Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (the "FERC"). As a result of the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act"), all price and non-price controls are eliminated for gas not under contract on July 26, 1989. With respect to gas under contract on July 26, 1989, the Decontrol Act provides that price and non-price controls are eliminated upon contract termination or by written agreement of the parties. Since current market prices for the Company's gas production which continues to be price controlled are below NGPA maximum lawful prices, the Company is doubtful that the Decontrol Act will have a significant impact on the prices received by the Company for gas production in the near future.

     In April 1992, the FERC issued Order No. 636, which provided for the fundamental restructuring of interstate pipeline sales and transportation services. Among other things, Order No. 636 required interstate pipelines to "unbundle" their merchant sales functions from their transportation and storage functions and to assign capacity rights they have on upstream pipelines to the pipelines' former sales customers, and provided for the recovery by interstate pipelines of costs associated with the pipelines' transition from providing bundled sales services to providing unbundled transportation and storage services. Order No. 636 may also increase transportation costs and tariffs on interstate pipelines and cause interstate pipelines to seek to renegotiate or terminate certain of their existing purchase contracts, but ultimately may enhance gas marketing opportunities and available transportation. The rules contained in Order No. 636, as amended by Order No. 636-A (issued in August
1992) and Order No. 636-B (issued in November 1992) are far reaching and complex. In addition, several provisions of Order No. 636 are currently subject to court challenges. Although the ultimate outcome of these challenges under Order No. 636 cannot be predicted with certainty, the Company does not believe the Order No. 636 will adversely effect its operations. Nevertheless, the Order has resulted in a degree of uncertainty with respect to interstate natural gas sales and transportation.

     No Price Controls on Liquid Hydrocarbons. There are currently no price controls on crude oil, condensate or natural gas liquids.

     Environmental and Occupational Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the public health and the environment, may effect the Company's operations, expenses and costs. The trend in environmental regulation which affect the Company has been to place more restrictions and limitations on activities that impact the environment, such as emissions of pollutants, generation and disposal of wastes, and use and handling of chemical substances. Increasingly, strict environmental restrictions and limitations have resulted in higher operating costs for the Company and other similar businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase.

     State initiatives to regulate further the disposal of gas and oil wastes are also pending in certain states, including states in which the Company has operations, and these initiatives could have a similar impact on the Company. In addition, the Company is subject to laws and regulations concerning occupational health and safety. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental or occupational health and safety laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

     The Company does not believe that its environmental risks are materially different from those of comparable gas and oil companies operating in similar geographic areas. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect the Company's operations and financial condition. Although the Company maintains liability insurance coverage for certain liabilities from pollution, such environmental risks generally are not fully insurable.

     Louisiana Legislation. The Louisiana legislature passed Act 404 in 1993, which permits a party transferring an oil field site to establish a site-specific trust account for such oil field. If the site-specific trust account is established in accordance with the requirements of the statute, the party transferring the oil field site shall not thereafter be held liable by the state for any site restoration costs or actions associated with the transferred oil field site. The parties to a transfer may elect not to establish a site-specific trust account; however, in the absence of such an account, the transferring party will continue to have liability for the costs of restoration of the site. In the event the parties to a transfer elect to establish a site-specific trust account pursuant to the statute, the Louisiana Department of Natural Resources ("DNR") requires an oil field site restoration assessment to be made at the time of the transfer or within one year thereafter, to determine the site restoration requirements existing at the time of transfer. Based upon the site restoration assessment, the parties to the transfer must propose to the DNR a funding schedule for the site-specific trust account, providing for some contribution to the account at the time of transfer and at least quarterly payment thereafter. If the establishment and funding of the site-specific trust account is approved by the DNR, the selling party shall not thereafter be held liable by the state for any site restoration costs. The purchaser will thereafter be the responsible party to the state, except that the failure of a transferring party to make a good faith disclosure of all oil field site conditions existing at the time of the transfer will render that party liable for the costs of restoration of such undisclosed conditions in excess of the balance of the site-specific fund.

Competition

     The gas and oil industry is highly competitive in all of its phases. The Company encounters competition from other gas and oil companies in all areas of its operations, including the acquisition of producing properties, the permitting and conducting of seismic surveys and the marketing of gas and oil and the availability of drilling rigs. Many of these competitors possess greater financial, technical and other resources than the Company. Competition for acquisition of producing properties is affected by the amount of funds available to the Company, information about producing properties available to the Company, and any standards established from time to time by the Company for the minimum projected return on investment. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels. There has been increased competition for lower risk development opportunities and for available sources of financing. In addition, the marketing and sale of natural gas and processed gas are competitive. Because the primary markets for natural gas liquids are refineries, petrochemical plants and fuel distributors, prices are generally set by or in competition with the prices for refined products in the petrochemical, fuel and motor gasoline markets.

Facilities

     In July 1996 the Company executed a five year lease agreement commencing September 1, 1996 to occupy approximately 7,600 square feet of office space in downtown Houston, at an annual rate of $111,120. Frontier completed the move of its corporate headquarters to Houston, Texas in September 1996, to allow the Company to more effectively exploit opportunities in their primary areas of exploration, which are focused along the Gulf Coast, and in particular, the transition zones of South Louisiana.

Employees

     The Company employs 13 people in its Houston office and one person in its Southern Louisiana office. They are all full time employees. Their functions include management, engineering, production, geology, geophysics, land and legal, gas marketing, accounting, financial planning and administration. Certain operations of the Company's field activities are accomplished through independent contractors and are supervised by the Company. The Company believes its relations with its employees and contractors are good. No employees of the Company are represented by a union.

ITEM 2. DESCRIPTION OF PROPERTY

Principal Areas of Operations

     The Company owns and operates producing properties located in six states with proved reserves located primarily in Oklahoma and Texas. The Company currently owns interests in 8 wells it operates and also owns non-operated interests in approximately 30 producing wells in Oklahoma, Texas, Louisiana, Arkansas and Kansas. Daily production from both operated and non-operated wells net to the Company's interest averaged 3,852 Mcf per day and 25.41 Bbls of oil per day for the year ended December 31, 1996 These properties provide the basis for the Company's revenues to date.

Drilling Activity

     The Company drilled only one well in each of 1991, 1992 and 1993, and such wells were productive. In 1994, the Company drilled five exploratory wells of which four were productive and one developmental well which was not productive. In 1995, the Company drilled seven exploratory wells of which four were productive. In 1996, the Company participated in the drilling of four Garvin County, Oklahoma wells of which two were productive. In the first quarter of 1997 the Company participated in three dry holes in South Louisiana and one dry hole in Mobile Bay representing approximately $907,000 in drilling costs net to the Company of which approximately $168,000 was incurred and expensed as of December 31, 1996. Only the Mobile Bay dry hole was on a 3-D seismic confirmed location. The Company has three wells scheduled to be drilled in the second quarter of 1997, two of which are 3-D seismic confirmed and one of which is a high-potential exploratory well. In addition, drilling will be scheduled on the Starboard Project in 1997.

Productive Well Summary

     The following table sets forth certain information regarding the Company's ownership as of December 31, 1996 of productive gas and oil wells in the areas indicated.

                         Gas                     Oil
                  ---------------          -------------
                  Gross      Net           Gross    Net
                  -----      ----          -----    ----
Oklahoma           13        2.08             6      .78
Texas               1        0.07            11     3.54
Louisiana           2        0.79             0        0
Alabama             2        0.44             0        0
Arkansas            2        0.15             0        0
Kansas              1        0.10             0        0
                    -        ----             -     ----

     Total         21        3.63            17     4.32
                   ==        ====            ==     ====

Volumes, Prices and Production Costs

     The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with the Company's sale of gas and oil for the periods indicated.

                                   Year Ended December 31,
                               -----------------------------
                                   1996              1995
                               ----------        -----------
Net Production:
    Oil (Bbl)                       9,276            23,244
    Gas (Mcf)                   1,406,016         1,146,696
    Gas equivalent (Mcfe)       1,461,672         1,286,160
Average sales price:
    Oil ($ per Bbl)            $    20.99        $    17.36
    Gas ($ per Mcf)            $     2.18        $     1.58
Average production expenses
 and taxes ($ per Mcfe)        $      .78        $      .84

Leasehold Acreage

     The following table sets forth as of December 31, 1996, the gross and net acres of proved developed and proved undeveloped gas and oil leases which the Company holds or has the right to acquire.

                      Proved Developed         Proved Undeveloped
     State            Gross       Net         Gross          Net
Oklahoma             38,606     14,091        1,370         452

Texas                10,742      1,998           54          54

Alabama - Onshore     2,730      2,582        3,362       1,101
Alabama - Offshore    2,425      2,295        2,348         704

Arkansas              1,672        357        6,360       2,544

Louisiana             1,474        449        4,075       3,397

Kansas               1,600         126            0           0
                    ------      ------       ------       -----
           Total    59,249      21,898       17,569       8,252

Title to Properties

     Title to properties is subject to royalty, overriding royalty, carried working, net profits, working and other similar interests and contractual arrangements customary in the gas and oil industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are generally made before commencement of drilling operations. The Company has granted a mortgage on its interest in the Starboard Prospect to secure repayment of the non-recourse funding, and has granted to Bank of America, Illinois, a mortgage on virtually all remaining producing gas and oil properties to secure repayment under its credit facility with the bank.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to a lawsuit filed in 1994 in the Circuit Court of Mobile, Alabama. Said lawsuit was brought by Frontier Exploration and Production Corporation ("Frontier") a subsidiary of the Company, as plaintiff to quiet title to leases it owns in the Mobile Bay area in Mobile County, Alabama. The original defendant, The Offshore Group, Inc. ("TOG"), filed various counterclaims pursuant to which, inter alia, it (i) claimed an ownership interest in the Mobile Bay area wells drilled by the Company and (ii) sought recovery of substantial damages it claimed to have sustained due to, among other stated reasons, delays in drilling allegedly caused by the Company. The well for which TOG alleged it sustained damages was a dry hole. TOG has dismissed its claims in this regard with prejudice. The Company has been awarded summary judgment as to all remaining counterclaims of TOG with respect to the Mobile Bay area wells, and the Company has sued TOG and certain of its principals for fraudulently asserting such claims. On June 6, 1996, the summary judgment was appealed. The Company does not believe TOG's appeal will succeed.

     In addition to the above, the Company is a defendant from time to time in lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On November 12, 1993, Frontier Natural Gas Corporation's stock was admitted to trading on the NASDAQ Small Cap Market under the symbols "FNGC" for its common stock, "FNGCP" for its convertible preferred stock, and "FNGCW" for its Series A Warrants. On August 9, 1996 the Company's Series B Warrants were admitted to trading on the same market. At February 28, 1997, the Company estimates there are approximately 68 common shareholders of record and 1,709 beneficial owners of the common stock.

     For the periods indicated below, the following table sets forth the range of high and low sales prices for Frontier Natural Gas Corporation's common stock, convertible preferred stock, Series A Warrants, and series B Warrants as reported by NASDAQ. There was no public market for the securities prior to November 12, 1993. NASDAQ quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions. There have been no dividends declared or paid to the owners of the common stock nor does the Company currently intend to declare any such dividends. The Company's convertible preferred stock has priority as to dividends over the common stock and no common stock cash dividend can be declared or paid unless all accrued convertible preferred stock dividends have been paid. The Company has undeclared and unpaid dividends in the amount of $128,941 on its convertible preferred stock for the period from May 1, 1995 to June 30, 1996. Although, the Company is not required to declare and pay such dividends, the Company is precluded from paying dividends to its common shareholders until such dividends are paid current. The Company has since declared and paid dividends on the convertible preferred stock for the quarters ended September 30, 1996 and December 31, 1996.

                                               Convertible          Series A          Series B
                            Common              Preferred           Warrants          Warrants
Quarter Ended           High        Low       High      Low      High       Low     High      Low
-------------         --------   --------   -------   ------   -------   -------   ------    -----
December 31, 1996     $2 15/16   $      2   $10 1/4   $    8   $ 11/32   $ 1/16    $1 3/8    $9/16
September 30, 1996     2   3/4    1   5/8     8 5/8    7 3/8     11/16     3/16     1 1/8     5/16
June 30, 1996          2 11/16    1   7/8     7 3/8    7 1/4      1/2      7/32         -        -
March 31, 1996         2 11/16    1 27/64     7 1/4    7 1/4     15/32     1/8          -        -
December 31, 1995            2        7/8         9    6 3/4      3/16     1/16         -        -
September 30, 1995     2  3/32    1   3/4        10        9      5/16     5/32         -        -
June 30, 1995          3   3/4    1   7/8    10 1/4    7 7/8      3/4      1/4          -        -
March 31, 1995         4   7/8    3   1/4        12    8 3/4    1 1/4     13/16         -        -

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis reviews Frontier Natural Gas Corporation's operations for the years ended December 31, 1996 and 1995 and should be read in conjunction with its consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that Frontier's actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys not yet completed, drilling cost and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing oil and gas properties, potential cost overruns, regulatory uncertainties, and the availability of capital to fund planned expenditures as well as general industry and market conditions.

Overview

         The Company's exploration activities for 1996 continued to center around furthering its Gulf Coast Projects, and in particular, the transition zones of South Louisiana which it initiated in 1995. The Company's main emphasis was in furthering acquisition and financing of the Starboard Prospect. The Company moved its headquarters to Houston, Texas, in September, 1996, to allow the Company to more effectively exploit opportunities in these primary areas of exploration.

     During 1996, the Company raised funds through a bank financing agreement, issued stock in a public offering, sold producing properties which no longer fit the Company's business plan, and obtained partners for its exploration activities.

     The Company has what it considers to be an aggressive drilling program for 1997 with over $3.7 million in planned drilling activities along the Gulf Coast Region. This includes a 15,000 foot test on the Company's Schooner Prospect in Plaquemines Parish, Louisiana, a Company operated well in which it owns a 37% working interest as well as two shallower tests (7,500 feet and 10,500 feet) on 3-D seismic confirmed prospects in Terrebonne Parish, Louisiana. All three of these wells are expected to be drilled in the second quarter. This is anticipated to be followed by drilling on the Starboard Project in which the 3-D seismic data acquisition is complete. The Starboard Project is the most significant project in the Company's history. Partners include Fina Oil and Chemical Company, two affiliates of public utilities and a development drilling financing commitment from Bank of America, Illinois. The Company owns working interests in its leases over said project ranging from 12% to 48% depending upon the target formation depths. The 3-D seismic has been shot and processed and interpretation is under way. The project includes developmental and exploratory locations which will likely be modified after 3-D seismic interpretation is complete. Initial drilling sites are anticipated to be identified in the second quarter of 1997 and developmental and exploratory drilling commenced late in the second or early in the third quarter of 1997.

     In the first quarter of 1997, the Company participated in three dry holes and one unsuccessful recompletion attempt on South Louisiana prospects, none of which was confirmed by 3-D seismic. Approximate cost to the Company totaled $907,000. It also participated in a dry hole in Mobile Bay on a high risk, high potential Oligocene feature in which its cost, net to the Company, was approximately $214,000. With the exception of the Mobile Bay well, the Company has not yet drilled any of its high potential prospects which include its Schooner Prospect and the exploratory targets in the Starboard Project.

Comparison of 1996 to 1995

     Revenue. Total Revenues decreased 27% from $4,654,474 for the year ended December 31, 1995, to $3,378,792 for the year ended December 31, 1996.

     Total gas and oil revenues increased 18.7% from $2,676,847 to $3,176,861. The increase in gas and oil revenues were primarily attributable to increased production from the Mobile Bay wells which came on stream in December of 1995 and a 40% increase in average gas sales prices ($2.18 in 1996 vs. $1.58 in 1995). Total gas and oil revenues (net of production taxes and transportation expenses) from Mobile Bay were $1,337,018 in 1996 as compared to $35,718 in 1995. The increase in gas and oil revenues from Mobile Bay and from higher prices was partially offset by decreases in production attributable to the sale of properties in the Mid-Continent Area.

     Offsetting the increase in gas and oil revenues during 1996 were decreases in revenues from operating fees, gains on sales of assets and the sale of seismic data, all of which relate directly or indirectly to the divestiture of the Company's operations in the Mid-Continent Area, as well as a loss on commodity transactions. During 1995, the Company realized revenues of $601,100 from the sale of seismic data from its library covering prospects in Garvin County, Oklahoma. The cost of such seismic data had previously been expensed in 1994 under the successful efforts method of accounting. No similar revenues were recognized in 1996. The sale of substantially all of the Company's gas and oil properties in Oklahoma, including the N.E. Cedardale field in Major County, Oklahoma, which was sold in 1996, resulted in gains to the Company of $722,004 in 1995 and $250,437 in 1996. As a result of a sale of a substantial portion of the Company's properties, operating fees to the Company decreased from $415,925 in 1995 to $213,834 in 1996. Finally, the Company realized losses from various commodity transactions totaling $602,029 in 1996 as compared to $3,350, in 1995.

Such losses for 1996 were attributable to various transactions in which the Company hedged its future gas delivery obligations. In addition to the foregoing, the Company had other revenues of $339,689 in 1996 as compared to $241,948 in 1995.

     Costs and Expenses. Total costs and expenses of the Company increased 34% from $6,249,952 in 1995 to $8,403,811 in 1996. The increase in costs and expenses was primarily attributable to a combination of increases in depletion, interest expense, exploration costs, transportation and gathering costs, and settlements of futures and gas delivery contracts. Partially offsetting the foregoing increases in expenses were decreases in lease operating expenses, production taxes and general and administrative expenses.

     Depletion, Depreciation, and Amortization Expense ("DD&A") increased by 93.5% from $1,182,998 in 1995 to $2,288,648 in 1996. The increase in DD&A was primarily attributable to depletion recorded on the Company's Mobile Bay properties ($832,642) and the write-down of the reserves of the Mobile Bay properties ($930,502) during the fourth quarter of 1996 following significant production declines experienced in the fourth quarter. The increase in DD&A attributable to the Mobile Bay properties was partially offset by decreases in DD&A from Mid-Continent properties which were disposed of during 1995 and 1996.

     Interest expense increased to $783,872 in 1996 from $43,000 in 1995. The increase in interest expense was attributable to the receipt of financing from Bank of America in the amount of $4 million in January of 1996 and includes $500,000 of financing costs which were classified as interest expense. Due to the early repayment of the borrowing, the Company has reduced debt issuance costs by $293,000 and discount on notes payable by $207,000 in accordance with the interest method. Said non-cash amounts have been expensed as additional interest expense. Such financing was utilized to pay certain amounts in connection with the termination of a Gas Sales Agreement as well as certain other obligations of the Company. The loan was substantially repaid in September 1996 from the proceeds of the sale from the N.E. Cedardale properties.

     Exploration costs increased 19.2% from $1,105,214 in 1995 to $1,317,161 in 1996. The exploration costs in 1996 reflect $927,273 of charges attributable to the impairment of oil and gas leases and expensed investments, $295,454 of dry hole costs and $43,071 of expensed seismic costs. Included in 1996 dry hole costs are $158,833 of leasehold and acquisition costs associated with the first quarter 1997 drilling activity.

     Transportation and gathering costs increased from $38,394 in 1995 to $368,716 in 1996. The increase in transportation and gathering costs was attributable to the commencement of production of the Mobile Bay wells and payments pursuant to related transportation contracts. With the substantial drop in production from the Mobile Bay wells, transportation costs in connection with those wells are expected to decline substantially during 1997.

         Cost of settling gas contracts and futures contracts attributable to the settlement of a gas sales contract with Waldorf Corporation ($368,960) and the settlement of a gas swap agreement due to a reduction in quantities covered thereunder in connection with the sale of the N.E. Cedardale field ($212,000), net of reductions in gas purchases to fulfill the Waldorf contract ($467,339), totaled $113,621 in 1996. The Company incurred no similar costs in 1995.

     Lease operating expense decreased 32.4% from $824,181 in 1995 to $556,925 in 1996. The reduction in lease operating costs was attributable to the sale of operated properties, including the N.E. Cedardale field, and a decline in rework activity.

     Production taxes declined 3.1% from $214,664 in 1995 to $207,969 in 1996 due to the sale of the N.E. Cedardale properties which was partially offset by increased production in Mobile Bay during the first half of 1996.

     General administrative expenses ("G&A") decreased by 3.3% from $2,291,701 in 1995 to $2,217,099 in 1996.

     Net Income (loss). The net loss increased from $1,595,478 to $5,025,019 for the year ended December 31, 1995, and December 31, 1996, respectively. This increase was due to the factors discussed above.

     The net loss per common share decreased from a net loss of $1.05 per share in 1995 to a net loss of $0.72 per share in 1996. This is reflective of the secondary offering that was finalized on August 14, 1996, resulting in approximately 7,142,000 weighted average common equivalent shares at December 31, 1996 as compared to approximately 3,977,000 weighted average common equivalent shares at December 31, 1995.

Known and Anticipated Trends, Contingencies and Developments Impacting Future Operating Results.

     As noted elsewhere, the Company's future operating results will be substantially dependent upon the success of the Company's efforts to develop the Starboard Project and other prospects in South Louisiana. Because the Company had divested substantially all of its oil and gas properties in the Mid-Continent region by the end of 1996, revenues from the operation and sale of such properties will be substantially reduced during 1997 and in future years. Further, following a sharp and unexpected drop in production from the Company's Mobile Bay wells during the fourth quarter of 1996, the Company anticipates that revenues from Mobile Bay will be substantially reduced during 1997. Revenues from the operation of the Mid-Continent and Mobile Bay properties and the sale of Mid-Continent properties constituted the substantial majority of the Company's revenues during 1996.

     As a result of the loss of revenues from the Mid-Continent region and Mobile Bay, the Company expects that its revenues during 1997 will be sharply reduced unless and until the Company's South Louisiana prospects begin to produce revenue. While management believes that the Starboard Project and other prospects in South Louisiana represent the most promising prospects in the Company's history, none of those prospects are currently producing revenue to the Company. The Company expects to drill exploratory and developmental wells on a number of prospects during the second and third quarters of 1997. If the Company's drilling activities do not produce the anticipated levels of reserves and production or if the Company experiences delays in drilling and completing such wells, the Company's anticipated revenues would be materially adversely impacted in 1997 and possibly in future periods. Accordingly, the Company is substantially dependent upon the outcome of its planned drilling efforts during 1997.

Liquidity and Capital Resources

     The Company, largely through four major financing transactions, increased its cash position from $64,000 at December 31, 1995, to $4,956,000 at December 31, 1996, and increased its working capital by approximately $6,867,000 as of December 31, 1996. The four financing transactions included a credit facility with Bank of America, in January 1996, a project financing in March 1996 related to the Starboard Project, a secondary offering of common stock effective in August of 1996, and the sale of the Company's N.E. Cedardale properties in Major County, Oklahoma, to OXY USA, Inc. in September of 1996.

     During January 1996, the Company entered into a $15,000,000 credit agreement with the Bank of America, to provide $4,000,000 in immediate cash to the Company. The loan was reduced by $3,316,112 in September 1996 with proceeds of the N.E. Cedardale property sale and totaled $455,956 at December 31, 1996. This loan is collateralized by the most significant proved developed gas and oil properties of the Company and is payable in monthly installments through December 1998. The Company has entered into an interest rate swap guaranteeing a fixed interest rate of 8.28% on the loan.

     The bank credit facility provides for an additional $2,500,000, subject to bank prospect approval, to be used for the Company's share of developmental drilling costs in the Starboard Project, a developmental and exploratory drilling project in Terrebonne Parish, Louisiana. This portion of the facility is set to expire June 30, 1997, however the bank has indicated it is prepared to extend this commitment. An additional $8,500,000 will be available contingent upon the Company's reserve base meeting the bank's lending parameters. Under the terms of the loan, the Company is subject to certain restrictions and covenants which escalate in 1997. The covenants include current ratio, cash on hand and tangible net worth requirements among other requirements. Because of the disposal of substantially all of the Company's operating properties, management does not believe that the Company will be able to comply with the cash flow covenants of the loan during 1997. The Company obtained a waiver of the covenant through March 31, 1997, and has requested an additional waiver of such covenant. Bank financing costs of $293,000 associated with the facility were expensed in the third quarter of 1996, as a result of early paydown of the loan.

     The second financing transaction occurred in March 1996 when the Company entered into an agreement whereby it conveyed a 48% working interest in the Company's working interest in the Starboard Project. The acquirer provided funding through a non-recourse loan to the Company to cover all the costs in obtaining the leasehold and seismic data on the Starboard Project. The loan was originally anticipated to be approximately $1,728,000 at its conclusion and it will be repaid solely by the assignment of an 8% overriding royalty interest in the Starboard Project payable from the Company's interest in the project until such time as the lender has received an amount equal to the loan plus closing costs and a 15% internal rate of return. The loan is secured by a mortgage on the Starboard Prospect. The Company received a reimbursement of costs of approximately $255,000 from the third party and a $240,000 prospect fee as part of the agreement. Approximately $682,000 was advanced on the non-recourse loan as of December 31, 1996.

     In August 1996, the Company closed a joint exploration agreement with Fina Oil and Chemical Company and certain of its partners wherein Fina etal paid 100% of the 3-D seismic costs related to the Starboard Project in return for certain deep acreage rights, which deep rights had a limited affect on the Company's primary exploration objectives in this project. The agreement preserves 100% of Frontier's interest in proven undeveloped reserves while expanding its potential exploratory drilling opportunities in terms of both number of potential wells and net exploratory reserve potential. The new agreement includes all of Frontier's prior industry partners in the Starboard Project, as well as Fina and certain of its industry partners. The 3-D seismic has been shot and processed and interpretation is underway with initial drill sites expected to be determined by mid-May 1997. In conjunction with said Fina agreement, the total loan amount for borrowing pursuant to the second financing discussed above was reduced from $1,728,000 to $864,000. Expenditures in excess of the remaining funds under the second financing are anticipated to be incurred.

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

     On September 27, 1996, the Company completed the fourth financial transaction which was the sale of its N.E. Cedardale field located in Major County, Oklahoma to OXY USA Inc., for consideration totaling $3,550,000. The properties sold represent a substantial portion of Frontier's Oklahoma production. The sale was pursued for three basic reasons. The first was an offer management deemed as favorable; second, the divestiture of the Oklahoma properties further facilitated the Company's focus of its resources on its Gulf Coast projects, and finally, the result was a reduction in debt service requirements over the next three years in an amount greater than the anticipated net revenues from the properties sold. The sale to OXY USA, Inc. included cash of $2,840,000 and certain exchange properties which were concurrently sold to a third party for $710,000, netting the Company $3,550,000. The sale was effective September 1, 1996, and the Company incurred a non-cash loss of $10,523. In connection with the sale, the Company also incurred a loss of $212,000 due to a reduction in the quantities covered by a gas swap contract. Due to the early repayment of the borrowing, the Company also reduced debt issuance costs by $293,000 and discount on notes payable by $207,000 and recorded these non-cash amounts as interest expense.

     As of December 31, 1996, the Company had $4,956,000 in cash and cash equivalents. The Company's 1997 business plan included early 1997 drilling on three prospects which were not confirmed with 3-D seismic and one recompletion prospect, all of which were originated by third parties and pursued by the Company in a project intended to increase its oil and gas revenues. The projects were not successful. The Company's revenues were also adversely impacted due to the previously unanticipated early declines in its Mobile Bay production in the fourth quarter of 1996. As a result of the foregoing the Company continues to incur significant cash flow deficits. In the event its second quarter drilling is not successful it may not have sufficient funds for its share of third and fourth quarter 1997 drilling costs. Alternative courses of action include reducing its ownership through reduced activity, or the sale of promoted working interests, or increases in equity capital. In that drilling costs are, to a large extent, discretionary items, reductions in expenditures, if necessary, can be made but this will reduce the Company's share of potential revenue from successful wells. The Company does not believe such actions are necessary at this time.

     The Company's business philosophy has been to seek to minimize natural gas price volatility by marketing reserves through the use of long-term end-user gas contracts and utilizing the purchase of short-term commodity futures. The
Company currently has in effect a gas swap agreement initially incurred as a requirement of the Bank of America, Illinois, financing. As of December 31, 1996, spot market prices exceeded the swap price. The Company is considering reducing the volumes under the swap agreement.

     In addition to its obligations discussed above, the Company had accrued but undeclared and unpaid dividends with respect to its outstanding cumulative convertible preferred stock totaling $128,941 (or $1.50 per share) at December 31, 1996. The cumulative convertible preferred stock is entitled to cumulative cash dividends at a maximum annual rate of $1.20 per share when and if declared by the Board of Directors. The cumulative preferred stock is subject to redemption at $10.00 per share, plus any accrued and unpaid dividends, and is convertible into two shares of common stock and two Series A Warrants, subject to adjustment, at the option of the holder or automatically in the event the sales price of the cumulative preferred stock exceeds $13.00 per share for ten consecutive trading days. A total of 85,961 shares of cumulative preferred stock were outstanding at December 31, 1996. Although the Company is not required to declare and pay such dividends, such dividends are cumulative and no dividends may be paid on the Company's common stock until such dividends are paid. Further, in the event that unpaid cumulative dividends aggregate an amount equal to at least six quarterly dividends (or $1.80), the number of directors will be increased by two and the holders of the cumulative preferred stock will be entitled to elect the additional directors. The Company has paid all current quarterly dividends since September 30, 1996.

     Other than funding committed to the Company, as described above, funds provided by future oil and gas operations and the potential receipt of funds from the exercise of outstanding warrants, the Company presently has no sources of financing or commitments to provide financing. A total of 1,578,078 Series A Warrants issued in connection with the Company's initial public offering and conversion of shares of cumulative preferred stock, 4,657,500 Series B Warrants issued in connection with the Company's 1996 public offering and 855,000 warrants issued in connection with various financing and other transactions were outstanding and exercisable at December 31, 1996. Such warrants are exercisable at prices ranging from $1.47 to $6.00 per share and expire between November 12, 1998 and August 8, 2001 subject to various redemption provisions. The exercise of all outstanding warrants would result in the receipt by the Company of gross proceeds of approximately $21.3 million and the issuance of 7,090,578 shares of common stock. There can be no assurance, however, when, if ever, any or all of the outstanding warrants will be exercised.

     Other than funding its day-to-day operating costs and its proposed drilling operations, the Company does not anticipate any substantial demands on the liquidity or capital resources of the Company during the following twelve months except as otherwise discussed above.

     As stated, the Company does not currently believe, pending the results of its second quarter drilling, that it will need additional funds beyond its capital and credit lines over the next twelve months. However, in the event second quarter drilling is unsuccessful, or it develops currently unknown prospects and/or acquisition opportunities, it may seek additional exploration and/or acquisition capital. Options available to the Company to raise any additional funds for exploration and/or acquisitions include, but are not limited to, (a) additional outside partners, (b) additional private borrowing,
(c) the further sale of 3-D seismic data and (d) the exercise of the Company's currently outstanding warrants should the Company's stock prices rise by August of 1997 to levels necessary to allow said warrants to be called.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Frontier Natural Gas Corporation

We have audited the accompanying consolidated balance sheets of Frontier Natural Gas Corporation and subsidiaries (the "Company") as of December 31, 1996 and
1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Frontier Natural Gas Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
---------------------------
Deloitte & Touche LLP
Oklahoma City, Oklahoma
March 31, 1997

                        FRONTIER NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        December 31,      December 31,
                                            1996              1995
                                         ----------       ------------
Current Assets:
  Cash and cash equivalents              $4,956,656       $    63,908
  Accounts receivable, net of
   allowance for doubtful
   accounts of $10,533 at
   December 31, 1996 and
   $12,710 at December 31, 1995             366,498           612,876
  Prepaid expenses and other                282,317           178,737
  Receivables from affiliates               152,419           210,016
                                         ----------       -----------
          Total current assets            5,757,890         1,065,537

Property and equipment:
  Gas and oil properties, at
   cost-successful efforts
   method of accounting                   5,280,115        11,109,678
  Other property and equipment            1,074,727           906,453
                                         ----------       -----------
                                          6,354,842        12,016,131
  Less accumulated depletion,
   depreciation and amortization         (2,918,918)       (2,895,159)
                                         ----------       -----------
                                          3,435,924         9,120,972

Other Assets                                437,378           252,966
                                         ----------       -----------
          Total assets                   $9,631,192       $10,439,475
                                         ==========       ===========


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            December 31,       December 31,
                                                1996               1995
                                            -----------        -----------
Current liabilities:
  Accounts payable                          $   725,222        $ 2,065,341
  Revenue distribution payable                  360,163            493,072
  Current portion of long-term debt             304,540            227,302
  Deferred gas revenues                               -            828,000
  Accrued and other liabilities                 271,805            222,778
                                            -----------        -----------
          Total current liabilities           1,661,730          3,836,493

Deferred gas revenues                                 -          1,113,977
Long-term debt                                  325,394            150,271
Non-recourse debt                               681,618                  -
Other long-term liabilities                     223,624            275,298
                                            -----------        -----------
          Total liabilities                   2,892,366          5,376,039

Commitments and contingencies

Stockholders' equity:
  Cumulative  convertible  preferred
   stock $.01 par value;  5,000,000
   shares authorized; 85,961 shares
   issued and outstanding at
   December 31, 1996 and 1995;
   ($856,910 aggregate liquidation
   preference at December 31, 1996
   and 1995)                                        860               860
  Common stock:
    Class A  Common  stock,  $.01  par
     value;  20,000,000  shares
     authorized;  9,865,906  and
     5,058,406  outstanding  at
     December  31,  1996 and
     December 31, 1995, respectively             98,659            50,584
    Unamortized value of warrants issued        (54,325)                -
    Common stock subscribed    45,000            45,000
    Common stock subscription receivable        (45,000)          (45,000)
    Additional paid-in capital               14,599,326         7,866,879
    Deficit                                  (7,905,694)       (2,854,887)
                                            -----------       -----------

          Total stockholders' equity          6,738,826         5,063,436
                                            -----------       -----------

          Total liabilities and
           stockholders' equity             $ 9,631,192       $10,439,475
                                            ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year Ended December 31,
                                                    1996               1995
                                                 ----------        -----------
Revenues:
  Gas and oil revenues                           $ 3,176,861       $ 2,676,847
  Gain (loss) on commodity transactions             (602,029)           (3,350)
  Gain on sale of assets                             250,437           722,004
  Sale of seismic data                                     -           601,100
  Operating fees                                     213,834           415,925
  Other revenues                                     339,689           241,948
                                                ------------       -----------
                           Total revenues          3,378,792         4,654,474
                                                ------------       -----------

Costs and expenses:
  Lease operating expense                            556,925           824,181
  Production taxes                                   207,969           214,664
  Transportation and gathering costs                 368,716            38,394
  Gas purchases under deferred contract               82,461           549,800
  Depletion, depreciation and amortization         2,288,648         1,182,998
  Exploration costs                                1,317,161         1,105,214
  Interest expense                                   783,872            43,000
  Deferred gas contract settlement                   368,960                 -
  Loss on settlement of futures contract             212,000                 -
  General and administrative expense               2,217,099         2,291,701
                                                 -----------       -----------
          Total costs and expenses                 8,403,811         6,249,952
                                                 -----------       -----------
Income (loss) before provision for
 income taxes                                     (5,025,019)       (1,595,478)
Benefit (provision) for income taxes                       -                 -
                                                 -----------       -----------
Net income (loss)                                 (5,025,019)       (1,595,478)

Cumulative preferred stock dividend                  103,153           395,381

Value of  common  stock  issued  for
  cumulative  preferred  stock in
  excess of original terms, net of
  relieved preferred stock dividend                        -         2,183,471
                                                 ===========       ===========

Net income (loss) applicable to
 common stockholders                             $(5,128,172)      $(4,174,330)
                                                 ===========       ===========

Net income (loss) per common and
 common equivalent share                         $     (0.72)      $     (1.05)
                                                 -----------       -----------

Weighted average number of common
 equivalent shares (in thousands)                      7,142             3,977
                                                 ===========       ===========


  The accompanying notes are an intergral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              Unauthorized
                                      Preferred                 Class A         Value of     Additional
                                        Stock                Common Shares      Warrants      Paid-in
                                 -------------------    --------------------
                                 Shares       Amount     Shares      Amount     Issued        Capital          Deficit
                                 --------    -------    ---------   --------    --------    -----------       ------------
Balance, December 31, 1994        694,400    $ 6,944    2,418,050    $24,181           -    $ 7,548,605       $(1,025,301)

Issuance of common stock                -          -       95,000        949           -        135,144                 -

Issuance of subscribed
 common stock                           -          -      120,600      1,206           -        201,294                 -

Conversion of preferred stock    (608,439)    (6,084)   2,424,756     24,248           -        (18,164)                -

Cumulative preferred
 stock dividend                         -          -            -          -           -              -          (234,108)

Net loss                                -          -            -          -           -              -        (1,595,478)

Balance, December 31, 1995         85,961        860    5,058,406     50,584           -      7,866,879        (2,854,887)

Issuance of common stock                -          -    4,807,500     48,075           -      6,616,947                 -

Warrant issued for services             -          -            -          -     (82,500)       115,500                 -

Cumulative preferred
 stock dividend                         -          -            -          -           -              -           (25,788)

Amortization of warrants                -          -            -          -      28,175              -                 -

Net loss                                -          -            -          -           -              -        (5,025,019)

Balance, December 31, 1996          85,961   $   860    9,865,906    $98,659    $(54,325)    $14,599,326      $(7,905,694)


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                  ----------------------------
                                                      1996              1995
                                                  -----------      -----------
Cash flows from operating activities:
  Net income (loss)                               $(5,025,019)     $(1,595,478)
  Adjustments to  reconcile  net loss
   to net cash  provided by  operating
   activities:
    Depletion, depreciation and amortization        2,288,648        1,182,998
    Deferred gas contract  settlement                 368,960                -
    Gain on sale of assets                           (250,437)        (722,004)
    Deferred revenues under gas  contract             (74,400)        (846,450)
    Amortization  of financing costs                  710,573                -
    Non-cash compensation expense
     attributable to SAR's                                  -         (107,509)
    Stock issued for settlement of
      litigation                                            -           96,093
    Exploration costs                               1,317,161        1,105,214
    Changes in operating assets and
     liabilities:
      Accounts receivable                             303,975          276,083
      Prepaid expenses and other                     (103,580)          39,595
      Other assets                                   (191,791)        (171,833)
      Accounts payable                               (279,119)         278,155
      Revenue distribution payable                   (132,909)          97,001
      Accrued and other                                (2,647)         141,522
                                                  -----------      -----------
      Net cash (used) in operating activities      (1,070,585)        (226,613)
                                                  -----------      -----------
Cash flows used in investing activities:
  Capital expenditures - gas and oil properties    (3,515,841)      (2,387,383)
  Capital expenditures - other property
   and equipment                                     (203,808)        (131,775)
  Proceeds from sale of assets                      4,671,088        2,171,365
                                                  -----------      -----------
      Net cash provided by (used in)
       investing activities                           951,439         (347,793)
                                                  -----------      -----------
Cash flows from financing activities:
  Proceeds from issuance of debt                    4,717,280          442,001
  Repayments of long-term debt                     (3,745,369)        (287,795)
  Debt issuance cost                                 (183,387)               -
  Payment for settlement of deferred
   gas contract                                    (2,181,489)               -
  Redemption of preferred stock of a subsidiary             -          (99,540)
  Preferred stock dividends paid                      (25,788)        (234,108)
  Net proceeds from issuance of common stock        6,430,647          202,500
                                                  -----------      -----------
      Net cash provided by financing activities     5,011,894           23,058
                                                  -----------      -----------
    Net increase (decrease) in cash and
     cash equivalents                               4,892,748         (551,348)

Cash and cash equivalents at beginning of year         63,908          615,256
                                                  -----------      -----------

Cash and cash equivalents at end of year          $ 4,956,656      $    63,908
                                                  ===========      ===========
Supplemental disclosure of cash
 flow information:

    Cash paid for interest                        $   818,769      $    72,679
                                                  ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation - The Company's primary business activities include gas and oil exploration, production and sales, primarily in the Southwestern and Gulf Coast areas of the United States. The accompanying consolidated financial statements include the accounts of the Company, and its subsidiaries.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents - The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

     Gas and Oil Properties - The Company uses the successful efforts method of accounting for gas and oil exploration and development costs. All costs of acquired wells, productive exploratory wells, and development wells are capitalized. Exploratory dry hole costs, geological and geophysical costs, and lease rentals on non-producing leases are expensed as incurred. Gas and oil leasehold acquisition costs are capitalized. Costs of unproved properties are transferred to proved properties when reserves are proved. Gains or losses on sale of leases and equipment are recorded in income as incurred. Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based on expected future cash flows. Unproved properties are periodically assessed for impairment and, if necessary, a loss is recognized by providing an allowance.

     The costs of multiple producing properties acquired in a single transaction are allocated to individual producing properties based on estimates of gas and oil reserves and future cash flows.

     Depletion is provided by the unit of production method based upon reserve estimates. Depletion, depreciation and amortization includes approximately $51,000 and $109,000 in 1996 and 1995, respectively, in impairment of gas and oil properties.

     Other Property and Equipment - Other property and equipment is carried at cost. The Company provides for depreciation of other property and equipment using the straight-line method over the estimated useful lives of the assets which range from three to ten years.

     Upon sale or retirement of an asset, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected in income.

     Income Taxes - The Company accounts for income taxes on an asset and liability method which requires the recognition of deferred tax liabilities and assets for the tax effects of temporary differences between tax bases of assets and liabilities, operating loss carryforwards, and tax credit carryforwards.

     Commodity Transactions - The Company attempts to minimize the price risk of a portion of its future oil and gas production with commodity futures contracts. Gains and losses on these contracts are recognized in the period in which revenue from the related gas and oil production is recorded or when the contracts are closed. To the extent that the quantities hedged under the commodity transaction exceed current production, the Company recognizes gains or losses on the overhedged amount.

     Capitalized Interest - The Company capitalizes interest costs incurred on exploration projects. The interest capitalized for the years ended December 31, 1996 and 1995 was approximately $107,000 and $129,000, respectively.

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Gas Balancing - The Company records gas revenue based on the entitlement method. Under this method, recognition of revenue is based on the Company's pro-rata share of each well's production. During such time as the Company's sales of gas exceed its pro-rata ownership in a well, a liability is recorded, and conversely a receivable is recorded for wells in which the Company's sales of gas are less than its pro-rata share. At December 31, 1996, the Company's gas balancing position was approximately 31,500 MCF overproduced.

     Exploration Costs - The Company expenses exploratory dry hole costs, geological and geophysical costs, and impairment of unproved properties. During 1996 and 1995, $43,000 and $390,000 respectively of such costs represented geological and geophysical costs expensed as required under the successful efforts method of accounting.

     Earnings (Loss) per share - Primary average shares are computed on the basis of weighted average shares of common stock outstanding and, when dilutive, common stock equivalent shares attributable to outstanding stock options, stock subscriptions and warrants. Common stock equivalent shares are computed using the treasury stock method. The computation of fully diluted loss per share was antidilutive; therefore the amounts of primary and fully diluted earnings (loss) are the same.

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107. "Disclosures about Fair Value of Financial Instruments" requires disclosure regarding the fair value of financial instruments for which it is practical to estimate that value. The carrying amount of cash and cash equivalents approximates fair market value because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

     The Company has interest rate and gas swap agreements that subject it to off-balance sheet risk. The unrealized losses on these contracts, as disclosed in the following footnotes, are based on market quotes. These unrealized losses are not recorded in the consolidated financial statements since the swaps qualify for hedge accounting.

     Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, requiring that such transactions be accounted for based on fair value. As allowed by SFAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 ("APB") for its stock-based employee compensation arrangements. SFAS 123 requires entities that elect to continue to measure compensation cost using APB 25 to disclose proforma information computed as if the fair value based accounting method of SFAS 123 had been applied for all awards granted after December 15, 1994.

     New Accounting Standards - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" and Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and requires restatement of all prior-period EPS data presented. SFAS 129 establishes standards for disclosing information about an entity's capital structure. These statements are effective for financial statements for periods ending after December 15, 1997. The Company has not determined if adoption of these standards will have a significant effect on its consolidated financial statements.

     Reclassification - Certain reclassifications have been made to the 1995 financial statements to conform them to the classification used in 1996.

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   STOCKHOLDERS' EQUITY:

     Effective November 12, 1993 the Company completed its initial public offering of 350,000 Units of its securities. Each unit consisted of two shares of cumulative convertible preferred stock (valued at $10.00 per share), one (1) share of common stock (valued at $4.00) and one (1) warrant ("Series A Warrant") (valued at $ .10). During 1995, the Company offered to exchange one share of cumulative convertible preferred stock plus all unpaid and accrued preferred dividends for four shares of common stock and two Series A Warrants for a limited period. The Company concluded its offer on May 26, 1995 with a total of 603,939 shares of convertible preferred stock tendered. As a result of the offering, the Company issued 2,415,756 shares of Common Stock and 1,207,878 Series A Warrants. After May 26, 1995, the exchange ratio reverted to the original conversion terms. The Company reflected the market value of the additional two shares of common stock paid as a one-time premium to induce conversion of the cumulative convertible preferred stock as an addition to net loss in computing loss applicable to common shareholders in the amount of $2,415,756. The Company was relieved of $232,285 of accrued dividends relating to the shares tendered which has been offset against the inducement premium. As of December 31, 1996 and 1995, 85,961 shares of cumulative convertible preferred stock were outstanding.

     During 1995, the Company issued 120,600 shares of common stock for $202,500 pursuant to stock subscription agreements entered into in a private placement transaction in March 1993.

     In connection with the debt financing obtained during the first quarter of 1996, the Company, pursuant to an agreement with a financial advisor, agreed to pay a combination of cash, stock and warrants (See - "Warrants") in consideration for assisting with obtaining the financing. The Company paid $200,000 in cash and issued 150,000 shares of the Company's common stock to the advisor on June 6, 1996. These shares have been valued at $234,375, the fair market value at the date granted.

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

     Convertible Preferred Stock - The Board of Directors of the Company has adopted a Certificate of Designations creating a series of convertible preferred stock consisting of 1,000,000 shares, par value $ .01 per share, none of which was outstanding as of December 31, 1996 and 1995. Shares of the convertible preferred stock may be issued from time to time in one or more series with such designations, voting powers, if any, preferences, and relative participating, optional or other special rights, and such qualifications, limitations and restrictions thereof, as are determined by resolution of the Board of Directors of the Company. However, the holders of the shares of the convertible preferred stock will not be entitled to receive liquidation preference of such shares, until the liquidation preference of any other series or class of the Company's stock hereafter issued that ranks senior as to liquidation rights to the cumulative convertible preferred stock, has been paid in full.

     Cumulative Convertible Preferred Stock - Holders of shares of cumulative convertible preferred stock will be entitled to receive, when and if declared by the Board of Directors out of funds at the time legally available, cash dividends at a maximum annual rate of $1.20 per share, payable quarterly, commencing 90 days after the date of first issuance. Dividends are cumulative from the date of issuance of the cumulative convertible preferred stock. During 1996 and 1995, $25,788 and $234,108 was declared and paid in cumulative preferred stock dividends. The Company has undeclared and unpaid dividends in the amount of $128,941 ($1.50 per share) on its cumulative preferred stock for the period from May 1, 1995 to June 30, 1996. The Company has paid all current quarterly dividends since September 30, 1996. The Company is not required to declare and pay such dividends; however, until such dividends are paid current, the Company is precluded from paying dividends to its common shareholders.

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In the event of any liquidation, dissolution or wind-up of the Company, holders of shares of cumulative convertible preferred stock are entitled to receive the liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, before any payment or distribution is made to the holders of common stock, or any series or class of the Company's stock hereafter issued, that will rank junior as to liquidation rights to the cumulative convertible preferred stock.

     The holders of cumulative convertible preferred stock will not have voting rights except as required by law in connection with certain defaults and as provided to approve certain future actions including any changes in the provisions of the stock or the issuance of additional shares equal or senior to the stock. Whenever dividends on the cumulative convertible preferred stock have not been paid in an aggregate amount equal to at least six quarterly dividends, the number of directors of the Company will be increased by two and the holders of preferred stock will be entitled to elect these additional directors.

     Redemption - The cumulative convertible preferred stock is redeemable for cash, in whole or in part, at the option of the Company, at $10.00 per share, plus any accrued and unpaid dividends, whether or not declared.

     Optional Conversion - At any time after the initial issuance of the cumulative convertible preferred stock and prior to the redemption thereof, the holders of cumulative convertible preferred stock shall have the right, exercisable at their option, to convert any or all of such shares into common stock at the rate of conversion described below. During 1996 no shares of cumulative convertible preferred stock were converted to common stock under the original conversion terms and 4,500 shares of cumulative convertible preferred stock were converted to common stock during 1995 under the original conversion terms.

     Automatic Conversion - If, at any time after the initial issuance thereof, the last reported sales price of the cumulative convertible preferred stock as reported on the NASDAQ System (or the closing sale price as reported on any national securities exchange on which the cumulative convertible preferred stock is then listed), shall, for a period of 10 consecutive trading days, exceed $13.00, then, effective as of the closing of business on the tenth such trading day, all shares of cumulative convertible preferred stock then outstanding shall immediately and automatically be converted into shares of common stock and warrants at the rate of conversion described below.

     Conversion Rate - The conversion rate for the cumulative convertible preferred stock (i.e., the number of shares of common stock into which each share of cumulative convertible preferred stock is convertible) is determined by dividing the conversion price then in effect by $5.00. The initial conversion price is $10.00; therefore, the cumulative convertible preferred stock is initially convertible into common stock and Series A Warrants at the conversion rate of two shares of common stock and two Series A Warrants for each share of cumulative convertible preferred stock converted.

     Warrants - Each Series A Warrant issued in the initial public offering and in the conversion of the cumulative convertible preferred stock entitles the holder thereof to purchase one share of common stock at a price equal to $6.00, until five years from the effective date of the initial public offering. Outstanding Series A Warrants may be redeemed by the Company for $.25 each on 30 days notice. As of December 31, 1996 and 1995, there were 1,578,078 Series A Warrants outstanding.

     Each Series B Warrant issued in the August 1996 public securities offering entitles the holder to purchase one share of Common Stock for $2.025 commencing August 8, 1997, and ending August 8, 2001. Each Series B Warrant is redeemable by the Company with the prior consent of the underwriter at a price of $0.01 per Series B Warrant, at any time after the Series B Warrants become exercisable, upon not less than 30 days notice, if the last sale price of the Common Stock has been at least 200% of the then exercise price of the Series B Warrants for the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

     The Company has also issued a common stock warrant to purchase 25,000 shares of common stock at $4.00 per share in connection with a loan agreement.

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS


This warrant expires five (5) years from the effective date of the Company's initial public offering. The loan was paid in full in 1993.

     The Company and Hi-Chicago Trust agreed to a settlement in December 1995 whereby the Company issued 75,000 shares of common stock and a stock purchase warrant to purchase up to 300,000 shares of common stock at an exercise price of $3.00 per share to settle a claim asserted by Hi-Chicago Trust. The warrant is exercisable through the earlier of 60 months from the settlement date or for a period of 30 days after the closing bid price of the Company's stock equals or exceeds $6.00 per share for sixty consecutive trading days. The issued shares are unregistered.

     In 1996, the Company issued to a bank providing financing, a warrant to purchase up to 250,000 shares of common stock for a period of five years beginning January 3, 1996, at an exercise price of the highest average of the daily closing bid prices for thirty (30) consecutive trading days between January 1, 1996, and June 30, 1996. The Company has recorded the warrants at a value of approximately $82,500 as unamortized value of warrants issued. The warrants are being amortized using the interest method with an unamortized balance of $54,325 at December 31, 1996.

     The Company has also issued a warrant to purchase 250,000 shares of the Company's common stock at $2.00 per share to a financial advisor. The warrant has a five year term commencing on January 12, 1996 and provides for anti-dilution protection, registration rights, and permits partial exercise at the election of the holder by exchanging the warrants with appreciated value equal to each exercise price in lieu of cash. If additional funds are not borrowed from the bank, a portion of the warrants will be returned. The Company has recorded the warrants which are not subject to return at their fair value of approximately $33,000. The warrants subject to return will be recorded when additional funds are borrowed.

     Stock Incentive Option Plan - 1996 - The 1996 stock incentive option plan was approved by the Company's stockholders in June, 1996, and 350,000 shares of common stock were reserved for issuance thereunder.

     Each option grants the holder the right to purchase one share of Common Stock at the exercise price which will be at least equal to the fair market value of the Common Stock on the date of grant. Any terminated or expired options will be available for future grant.

     The Board shall determine and designate from time to time the employees of the Company to whom options are to be granted and who thereby become participants in the Plan. Options granted to officers and other key employees are vested over a three year period with one-third of the option exercisable on or after each of the three succeeding anniversary dates of the granting of the option. The options are exercisable for a period of ten years from the date of the grant. The Board may at its discretion set forth such other vesting and exercise periods as it may from time to time establish. Options granted to directors who are not full-time employees are determined initially by the Board and automatically granted annually. The directors who were not full-time employees were granted an aggregate of 12,000 options in 1996.

     Initially three officers were granted options under the plan to purchase a total of 305,000 shares of common stock and one key employee was granted the option under the plan to purchase a total of 20,000 shares of common stock. The exercise price is $1.47 for all options except for 120,000 options that were granted to one officer whose option price is 110% plus $.01 of said $1.47 fair market value.

     During 1996, 20,000 options expired three months after an employee left the company. On May 15, 1996, the Board of Directors granted 25,000 options to an officer at an exercise price of $2.125 which equaled the fair market value of the Common Stock on the date of grant.

     Management Incentive Stock Plan - The plan provides for the granting of Units to officers and other key employees and for the automatic granting of Units to directors who are not full-time employees. Each Unit consists of (1) an option to purchase one share of common stock at the exercise price (as defined

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


below) and (2) a cash payment ("Stock Appreciation Right" or "SAR") to be made by the Company when the option is exercised. Said SAR shall be equal to twice the amount by which the fair market value of the common stock on the date of exercise of the option exceeds the exercise price. The exercise price for Units issued prior to the effective date of the initial public offering of common stock of the Company was the average bid price per share of common stock for the thirty day period immediately following the effective date (November 12, 1993) of said initial public offering which was $3.10. The exercise price for Units granted following the effective date of the initial public offering will be the fair market value of the common stock on the grant date. Payment for shares purchased may be made, at the option of the purchaser, in cash or in shares of common stock (valued at their then fair market value). The "fair market value" of common stock will be defined by the plan by reference to the market price of the common stock.

     The total number of Units which may be granted under the plan was originally 240,000 Units. During 1996 the Board of Directors canceled 120,000 Units available for grant under the plan. Units not granted in any year may be granted in any future year. The number is subject to adjustment to reflect stock splits, stock dividends, recapitalization and other corporate events which affect outstanding shares of common stock. If any such event occurs while Units are outstanding under the plan, similar adjustments will be made in the number of shares and the exercise price per share covered by such options. The options expire ten years from date of grant if not exercised.

     Remaining Units outstanding at December 31, 1996 from prior years' grants are as follows:

Grant Date           Outstanding Units     Exercise Price
-----------------    -----------------     --------------
September 2, 1993          86,000                $3.10
January 20, 1994           18,000                $3.50
April 22, 1994             4,000                 $2.09
June 6, 1995               4,000                 $2.00

     All options originally issued were vested as of January 31, 1996. All Units issued subsequent to the initial grant shall be exercisable on the three succeeding anniversaries of their grant dates. All outstanding Units will also become exercisable during a limited period prior to the consummation of any merger of the Company (if it is not the surviving corporation), a sale of substantially all of the Company's assets or dissolution of the Company, but will terminate on the consummation of any such transaction. In addition, all Units will become exercisable if any party, together with its affiliates, acquires ownership or control of the majority of the outstanding shares of common stock of the Company.

     All Units granted to outside directors are exercisable one year after the date of the grant. Except for outside directors, a holder of Units will forfeit all unexercised Units if, prior to exercise, he or she ceases to be an employee of the Company for any reasons except death, retirement (including early retirement) or disability. If employment terminates because of any of these reasons, Units may be exercised during limited periods thereafter.

     Incentive Stock Option Plan - The incentive stock option plan was approved by the Company's stockholders on September 2, 1993, and 180,000 shares of common stock are reserved for issuance thereunder. Options granted under the plan must be equal to or greater than the fair market value of common stock on the date of grant, and are exercisable during the period beginning one year from the date of grant and expiring nine years from the date of grant. On February 2, 1993, the Board of Directors of the Company granted one employee the option under the plan to purchase 180,000 shares of common stock. The rights to purchase 156,000 of said shares have vested, and the remaining 24,000 shares will vest in 1997. The exercise price of this option is $1.679.

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The plan allowed for the granting of options to officers and other key employees and for the automatic granting of options to directors who are not full-time employees. Each option in the new plan consists of an option to purchase one share of common stock at an exercise price equal to the last trade on the day preceding the date the grant was authorized. Units not granted in any year may be granted in any future year. The option expires ten years from the date of grant if not exercised. All options except those issued to outside directors will be exercisable equally on the three succeeding anniversaries of their grant date. Options issued to outside directors will be exercisable twelve months after the date of grant.

     The following table summarizes activity under the Company's stock option plans for the years ended December 31, 1996 and 1995.

                                     Incentive               Management           Stock Incentive
                                 Stock Option Plan      Incentive Stock Plan     Option Plan - 1996
                                 -----------------    ------------------------   ------------------
                                  1996      1995          1996         1995             1996
                                 -------   -------    ----------    ----------       -----------
Shares available for grant       180,000   180,000       120,000       240,000           350,000
Shares under option at end
 of period                       180,000   180,000       112,000       120,000           342,000
Option price per share            $1.679    $1.679    $2.00-3.50    $2.00-3.50       $1.47-2.125
Shares exercisable at end
 of period                       156,000   132,000       102,000        72,667                 -

Shares exercised during
 the period                            -         -             -             -                 -
Shares canceled                        -         -       120,000             -                 -
Weighted average option price     $1.679         -         $3.09             -            $1.569


     Stock Option Plans - The Company has three fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's three stock option plans been determined based on fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss applicable to common stockholders and net loss per common and common equivalent share would have been the pro forma amounts indicated below:

                                            1996                     1995
                                        -------------           ------------
Net loss applicable to common
 stockholders - as reported             $  (5,128,172)          $ (4,174,330)
                                        =============           ============
Net loss applicable to common
 stockholders - pro forma               $  (5,296,335)          $ (4,176,704)
                                        =============           ============
Net loss per common and common
 equivalent share - as reported         $       (0.72)          $      (1.05)
                                        =============           ============
Net loss per common and common
 equivalent share - pro forma           $       (0.74)          $      (1.05)
                                        =============           ============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 60%; risk-free interest rate of 5.84% and 5.36% in 1996 and 1995, respectively; and expected lives of five
(5) years.

         Redeemable Preferred Stock of a Subsidiary - In 1991, Frontier, Inc., a

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiary of the Company, issued 563,700 shares of redeemable preferred stock through private placements. During 1995 and 1994, the Company redeemed 142,200 and 421,500 shares for a price of $99,540 and $290,217, respectively.

3.   SALE OF GAS AND OIL ASSETS AND SEISMIC DATA:

     On June 7, 1995, the Company entered into an agreement to jointly explore a 33 square mile area in Garvin County, Oklahoma. Pursuant to the agreement, the Company sold a 50% ownership interest in its 3-D seismic data which had previously been expensed under the successful efforts method of accounting. The Company recognized revenue of approximately $589,000 relating to the sale of this seismic data.

     On September 27, 1996, the Company sold its N.E. Cedardale field located in Major County, Oklahoma to OXY USA Inc., for consideration totaling $3,550,000 which included cash of $2,840,000 and certain exchange properties which were concurrently sold to a third party for $710,000. The sale was effective September 1, 1996 and the Company incurred a loss of $10,523. The properties sold represent a substantial portion of the Company's production. In connection with the sale, the Company recorded a loss of $212,000 resulting from the reduction in the quantity of gas covered by a swap agreement. In addition the Company sold other properties in 11 and 18 different transactions during 1996 and 1995, respectively. These transactions resulted in an aggregate gain of approximately $272,000 and $722,000 for 1996 and 1995, respectively.

4.   GAS SALE AGREEMENT:

     Effective December 1, 1991, the Company entered into a Gas Sale Agreement to deliver gas to an end-user over a specified period of time in the future.

     The Company was committed to deliver 7,100,000 MMBTU of gas to the purchaser over a period of seven years beginning December 1, 1991. The Company was allowed to deliver gas to satisfy the commitment from its own reserves or from purchasing gas on the open market. The Company delivered 44% and 37% from purchases on the open market for the years ended December 31, 1996 and 1995, respectively as follows:

                                                For Year Ended December 31,
                                              ------------------------------
                                              1996 (MMBTU)      1995 (MMBTU)
                                              ------------      ------------
Gas purchased on open market                      43,783           413,434
Gas delivered from Company reserves               55,417           715,166
                                                  ------         ---------
Total deliveries                                  99,200         1,128,600
                                                  ======         =========

     The purchase price under the contract was fixed at $1.50 per MMBTU over the life of the contract. The contract required the prepayment by the purchaser of $0.75 per MMBTU for the remaining contract obligations.

     On January 5, 1996, the Company entered into an agreement with the end user to terminate the Gas Sales Agreement as of January 31, 1996. The Company paid the end user $2,181,489 which represents a return of its $.75 advance on 2,490,103 MMBTU of gas plus a settlement payment of $313,912.

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   LONG-TERM DEBT:

Long-term debt consists of the following:                  December 31,
                                                      ----------------------
                                                         1996           1995
                                                      ----------      -------
Note payable pursuant to a credit agreement
 with a bank of $493,888, interest at LIBOR
 rate  (reserve  adjusted),  plus one and
 seven-eighths  percent  (1.875%) (7.25% at
 December 31, 1996),  payable in monthly
 installments,  due in various monthly amounts
 through December, 1998,  collateralized by
 producing oil and gas properties; net
 of discount of $37,931                               $  455,956      $      -

Non-recourse loan, payable out of an 8% ORRI
 on the Starboard Prospect, interest imputed
 at 15%                                                  681,618             -

Note  payable to bank,  interest  at a New York
 prime plus 1% (9.75% at December 31, 1995),
 principal due August 1, 1996                                  -       180,554

Note  payable  to  bank,  interest  at  7.49%
 to  12.5%,   payable  in  monthly installments,
 due in various  amounts  through  2001,
 collateralized  by other property and equipment          73,978        97,019

Note payable, interest at 12%, payable monthly,
 principal due December 31, 1997                         100,000       100,000
                                                      ----------      --------
                                                       1,311,552       377,573
Less current portion                                     304,540       227,302
                                                      ----------      --------
                                                      $1,007,012      $150,271
                                                      ==========      ========

     Maturities  of  the  non-current   portion  of  long-term  debt  (excluding
non-recourse debt) are as follows:

Year                     At December 31,
                             1996
-----                    ---------------
1998                       $301,807
1999                       $ 17,093
2000                       $  6,494
2001                       $      0

     On January 3, 1996, the Company entered into a $15,000,000 credit agreement with a bank. The agreement provided for the immediate funding of $4,000,000 which was used to terminate the Gas Sales Agreement and repay the deferred gas revenues incurred under the Gas Sales Agreement, payoff the note payable to a bank due August 1, 1996, pay the bank fees related to the financing with the remainder being used to pay current liabilities. The remaining funds will be available for specified future drilling and acquisition activities of the Company subject to the approval of the bank. The Company repaid a substantial portion of this borrowing with proceeds from the sale of its N.E. Cedardale properties in September of 1996. Due to this early repayment of borrowings, the Company reduced debt issuance costs by $293,000 and discount on notes payable by $207,000 and recorded these amounts as interest expense. The loan is secured by a mortgage on all of the Company's significant producing properties. As part of the credit agreement, the Company is subject to certain covenants and restrictions, among which are the limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. As additional consideration for the loan, the Company assigned the bank an overriding royalty interest in the mortgaged properties. The required covenants during 1997 are as follows:

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covenant, as defined
--------------------
Tangible Net Worth         $5,000,000
Current Ratio               1.1 : 1.0
Debt to Capitalization      0.6 : 1.0
Cash Flow Ratio             3.0 : 1.0
Cash on Hand               $  200,000
Working Capital            $  400,000

     The Company does not believe it will be able to comply with the cash flow covenant during 1997. The Company has obtained a waiver of the covenant through March 31, 1997. Management believes that the Company will require an additional waiver or waivers during 1997.

     In addition, the Company has entered into an interest rate swap guaranteeing a fixed interest rate of 8.28% on the loan, and the Company will pay fees of one-eighth of 1% (.8%) on the unused portion of the commitment amount. The unrealized loss on the interest rate swap agreement was $28,000 at December 31, 1996.

     On March 12, 1996, the Company completed a financial package with a group funded by a public utility to evaluate and develop a project in Terrebonne Parish, Louisiana. This group will participate in 48% of all costs of evaluation and development of the project area and provide a non-recourse loan to fund the Company's 48% share of the leasehold and seismic evaluation costs of the project. The loan is secured by a mortgage on the Company's interest in the project. During 1996, the Company received a $240,000 prospect fee, a reimbursement of cost of $255,000 and an advance on the non-recourse loan of $681,618. The non-recourse loan will be paid solely by the assignment on an 8% overriding royalty interest in the future revenues of the financed project. Future funding will be provided as costs are incurred.

6.   INCOME TAXES:

     Deferred tax assets and liabilities are as follows:

                                                        At December 31,
                                              ---------------------------------
                                                     1996              1995
                                              -------------        ------------
Net operating tax loss carryforward           $  3,494,442         $ 1,589,676
Property and equipment                          (1,942,813)         (1,010,789)
Employee Benefits                                   76,032             (66,500)
Valuation Allowance                             (1,627,661)           (645,387)
                                              ------------         -----------
      Net deferred tax asset (liability)      $          -         $         -
                                              ============         ===========

     The Company has recorded a deferred tax valuation allowance since, based on an assessment of all available historic evidence, it is more likely than not that future taxable income will not be sufficient to realize the tax benefit. The Company and its subsidiaries have estimated net operating loss carryforwards ("NOLs")at December 31, 1996, of approximately $7,280,000 which may be used to offset future taxable income. The operating loss carryforwards expire in the tax years 2006 through 2011.

     The ability of the Company to utilize NOLs and tax credit carryforwards to reduce future federal income taxes of the Company may be subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). One such limitation is contained in Section 382 of the Code which imposes an annual limitation on the amount of a corporation's taxable income that can be offset by those carryforwards in the event of a substantial change in ownership

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


as defined in Section 382 ("Ownership Change"). In general, Ownership Change occurs if during a specified three-year period there are capital stock transactions which result in an aggregate change of more than 50% in the beneficial ownership of the stock of the Company. The Company may have incurred such an Ownership Change.

7.   RELATED PARTY TRANSACTIONS:

     The Company made advances to officers and affiliates of the Company during 1996 and 1995 of $51,143 and $14,234, respectively, and received repayments of $18,741 and $30,282, respectively. The December 31, 1996 and 1995 receivables include approximately $48,000 and $138,000, respectively, from an affiliated partnership for which the Company serves as the managing general partner. During 1996, as a result of the Company's relocation, the Company purchased the homes of two officers for a total aggregate cost of approximately $369,000. The houses were subsequently sold for a total aggregate sales price of approximately $354,000 and the net amount realized by the Company was approximately $324,000.

8.   COMMITMENTS AND CONTINGENCIES:

     The Company leases office space under lease agreements which are classified as operating leases. Lease expense under these agreements was $106,440 in 1996 and $106,656 in 1995. A summary of future minimum rentals on these non-cancelable operating leases is as follows:


Year             At December 31,
                     1996
-----            ---------------
1997              $ 111,120
1998              $ 111,120
1999              $ 111,120
2000              $ 111,120
2001              $  74,080

     The Company has entered into employment agreements with certain employees. Two of these agreements expire December 31, 1999 (and automatically renew for additional one-year terms each December 31 unless specifically terminated by either the Company or employee). The agreements provide for salaries for each person and in addition, each of said two employees shall be entitled to receive deferred compensation, provided the employee remains employed with the Company until expiration of the initial term of his agreement and that he has not been terminated for cause thereunder. Such deferred compensation shall be an annual payment equal to the product of $9,000 multiplied by the number of years the employee is employed by the Company commencing July 1, 1993 (up to a maximum of ten years, and payments commence the year the Employee reaches age 65 or retires from the Company, whichever is later). Deferred payments shall be paid for a maximum of 15 years thereafter. The liability for these payments is being accrued over a ten year period commencing July 1, 1993.

     The Company also has employment agreements with two other employees. Both agreements expire on December 31, 1997 and automatically renew for successive one-year terms unless terminated by either the Company or the employee. The agreements provide for salaries as well as certain incentive compensation. All agreements contain provisions prohibiting the disclosure to third parties of proprietary information relating to the Company.

     The Company has entered into an agreement with a director to serve as a consultant to the Company. The consulting agreement provides for the director to furnish exploration and production oversight services on the Company's existing properties and prospects in the Mid-Continent Area and prospect generation and evaluation services on the Company's existing 3-D seismic data over acreage in the Mid-Continent Area, for a period of 23 months commencing on May 1, 1996 for a monthly compensation of $10,000. This consulting agreement was entered into in

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


settlement of a previously existing employment agreement which would have been more costly to the Company and for a longer period of time.

     The Company is party to a lawsuit filed on June 14, 1994 in the Circuit Court of Mobile, Alabama. This lawsuit was brought by Frontier Exploration and Production Corporation ("Frontier") a subsidiary of the Company, as plaintiff to quiet title to leases it owns in the Mobile Bay area in Mobile County, Alabama. The original defendant, The Offshore Group, Inc. ("TOG"), filed various counterclaims pursuant to which, inter alia, it (i) claimed an ownership interest in the Mobile Bay area wells drilled by the Company and (ii) sought recovery of substantial damages it claimed to have sustained due to, among other stated reasons, delays in drilling allegedly caused by the Company. The well for which TOG alleged it sustained damages was a dry hole. TOG has dismissed its claims in this regard with prejudice. The Company has been awarded summary judgment as to all remaining counterclaims of TOG with respect to the Mobile Bay area wells, and the Company has sued TOG and certain of its principals for fraudulently asserting such claims. On June 6, 1996, the summary judgment was appealed. The Company does not believe TOG's appeal will succeed.

     The Company is party to various other lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position or results of operations.

     Pursuant to the credit agreement with the bank, the Company entered into a natural gas swap agreement on 62,500 MMBTU of natural gas per month at $1.566 per MMBTU for Mid-Continent gas for the period from April 1, 1996 through January 31, 1999. The swap was amended to 31,250 MMBTU on September 25, 1996, due to the sale of the N.E. Cedardale field. The Company recorded a loss of $212,000 in connection with this reduction in quantities covered by the swap agreement. The unrealized loss on the amended swap agreement was $312,000 at December 31, 1996. The Company also entered into another natural gas swap agreement on 45,000 MMBTU of natural gas per month at $2.03 per MMBTU for Mobile Bay gas which expired on December 24, 1996.

9.   SUPPLEMENTAL GAS AND OIL INFORMATION (Unaudited):

     The Company's proved gas and oil reserves are located in the United States. Proved reserves are those quantities of natural gas and crude oil which, upon analysis of geological and engineering data, demonstrate with reasonable certainty to be recoverable in the future from known gas and oil reservoirs. Proved developed (producing and non-producing) reserves are those proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped gas and oil reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

     Financial Data

     The Company's gas and oil producing activities represent substantially all of the business activities of the Company. The following costs include all such costs incurred during each period, except for depreciation and amortization of costs capitalized:

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COSTS INCURRED IN GAS AND OIL EXPLORATION AND PRODUCTION ACTIVITIES:

                                                       Years ended December 31,
                                                       ------------------------
                                                          1996           1995
                                                       ----------   -----------
Acquisition of properties
  Proved                                               $1,305,219   $    33,586
  Unproved                                                644,323       908,812
Exploration costs                                         182,147     1,601,664
Development costs                                         313,152       944,321
                                                       ----------   -----------
       Total costs incurred                            $2,444,841   $ 3,488,383
                                                       ==========   ===========

CAPITALIZED COSTS:                                          At December 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
Proved and unproved properties being amortized         $4,681,518    $9,641,369
Unproved properties not being amortized                   598,596     1,468,308
Less accumulated amortization                          (2,277,984)   (2,399,465)
                                                       ----------    ----------
            Net capitalized costs                      $3,002,130    $8,710,212
                                                       ==========    ==========

Costs incurred include $1,061,000 of amounts in accounts payable at December 31, 1995.

ESTIMATED QUANTITIES OF PROVED GAS AND OIL RESERVES:

     The estimates of proved producing reserves were estimated by independent petroleum engineers, Hofmann & Associates Engineering and Atwater Consultants, Inc. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental and arbitrary determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history or as a result of changes in economic conditions.

                                                                 Crude Oil, condensate and
                                          Natural gas (Mcf)    natural gas liquids (barrels)
                                     Years ended December 31,    Years ended December 31,
                                     ------------------------    -------------------------
                                        1996            1995          1996       1995
                                    -----------     ----------     --------     --------
Proved developed and
 undeveloped reserves:
  Beginning of period                18,564,141       9,885,882      279,501     359,604
  Purchases of minerals-in-place      2,615,187      10,518,110       84,096     119,719
  Sales of minerals-in-place        (10,092,754)       (866,892)    (187,006    (174,165)
  Revisions of previous estimates      (791,059)     (1,474,440)       8,534      (2,412)
  Extensions, discoveries and
   other additions                       12,056       1,648,177        7,886           -
  Production                         (1,406,016)     (1,146,696)      (9,276)    (23,244)
                                    -----------      ----------      -------     -------
  End of period                       8,901,555      18,564,141      183,735     279,501
                                    ===========      ==========      =======     =======
Proved developed reserves:
  Beginning  of period                7,307,717       7,792,814       72,515     254,107
                                    ===========      ==========      =======     =======

  End of period                         985,524       7,307,717       46,420      72,515
                                    ===========      ==========      =======     =======

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Reserves of wells which have performance history were estimated through analysis of production trends and other appropriate performance relationships. Where production and reservoir data were limited, the volumetric method was used and it is more susceptible to subsequent revisions.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

     The standardized measure of discounted future net cash flows is based on criteria established by Financial Accounting Standards Board Statement No. 69, "Accounting for Oil and Gas Producing Activities" and is not intended to be a "best estimate" of the fair value of the Company's oil and gas properties. For this to be the case, forecasts of future economic conditions, varying price and cost estimates, varying discount rates and consideration of other than proved reserves (i.e., probable reserves) would have to be incorporated into the valuations.

     Future net cash inflows are based on the future production of proved reserves of natural gas, natural gas liquids, crude oil and condensate as estimated by petroleum engineers by applying current prices of gas and oil (with consideration of price changes only to the extent fixed and determinable and with consideration of the timing of gas sales under existing contracts or spot market sales) to estimated future production of proved reserves. Average prices used in determining future cash inflows for natural gas and oil for the periods ended December 31, 1996 and 1995 were as follows: 1996 - $ 4.13 per MCF - Gas, $
24.42 per barrel - Oil; 1995 - $1.83 per MCF - Gas, $18.28 per barrel - Oil, respectively. Future net cash flows are then calculated by reducing such estimated cash inflows by the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and by the estimated future income taxes. Estimated future income taxes are computed by applying the appropriate year-end tax rate to the future pretax net cash flows relating to the Company's estimated proved oil and gas reserves. The estimated future income taxes give effect to permanent differences and tax credits and allowances.

     The following table sets forth the Company's estimated standardized measure of discounted future net cash flows:

                                                    Year ended December 31,
                                                 -----------------------------
                                                     1996              1995
                                                 -----------      ------------

Future cash inflows                              $41,251,837      $ 45,403,797
Future development and production costs           (8,288,416)      (14,138,352)
                                                 -----------      ------------
Future net cash flows before income taxes         32,963,421        31,265,445

Discount of future net cash flows at 10%          11,267,101        11,215,719
                                                 -----------      ------------
Discounted future net cash flows before
 income taxes                                     21,696,320        20,049,726

Future income taxes, net of discount at 10%        4,937,776         3,645,106
                                                 -----------      ------------
Standardized measure of discounted future
          net cash flows                         $16,758,544      $ 16,404,620
                                                 ===========      ============

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table sets forth changes in the standardized measure of discounted future net cash flows:

                                                 Year ended December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------      ------------

Standardized measure of discounted
 future cash flows - beginning of period      $ 16,404,620      $ 9,015,439
Net changes in sales prices and
 production costs                                7,177,867         (352,359)
Sales of oil and gas produced, net of
 operating expenses                             (1,977,577)        (976,107)
Purchases of minerals-in-place                   7,787,886       11,580,164
Sales of minerals-in-place                     (11,270,558)      (2,254,822)
Revisions of previous quantity estimates        (1,940,104)      (1,461,688)
Extensions, discoveries and improved
 recovery, less related costs                      187,877        2,034,255
Previously estimated development costs
 incurred during the year                          115,440                -
Change in future development costs                 (17,400)         (56,220)
Accretion of discount                            2,004,973        1,050,983
Net change of income taxes                      (1,292,670)      (2,150,712)
Other                                             (421,810)         (24,313)
                                              ------------      -----------
Standardized measure of discounted future
 cash flows - end of period                   $ 16,758,544      $16,404,620
                                              ============      ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item is hereby partially incorporated by reference to the Company's proxy statement which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to regulation 14A. The balance of the information is as follows:

     The following person is a key employee:

     Michael A. Barnes, Vice President of Exploration and Production, joined the Company on May 15, 1996. From March 1991 until his employment with the Company, Mr. Barnes served as Exploration Manager - Gulf Coast for Great Western Resources, Inc. Prior to that Mr. Barnes worked for Sandefer Oil & Gas, Inc. for ten years where he served as Vice President of Exploration and Vice President of Exploitation. Mr. Barnes has 30 years experience in the gas and oil industry with emphasis in the Gulf Coast region. Mr. Barnes holds a Bachelor of Science degree in Geology from the University of Texas.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the Company's proxy statement, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to the Company's proxy statement, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the Company's proxy statement, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to regulation 14A.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


Exhibit                               Name of Exhibit
-------  -----------------------------------------------------------------------
3(a) Certificate of Incorporation of the Company as currently in effect is incorporated by reference to the Company's Registration Statement 33-69640-FW dated September 29, 1993 wherein same appeared as Exhibit 3.1.

3(b) By-Laws of the Company as currently in effect is incorporated by reference to the Company's Registration Statement 33-69640-FW dated September 29, 1993 wherein the same appeared as Exhibit 3.2.

4 See Articles V, and VI, of the Company's Certificate of Incorporation and Article V of the Company's By-Laws as provided at Exhibits 3(a) and 3(b) above, and see also the Company's Certificate of Designations of Convertible Preferred Stock as currently in effect which is incorporated by reference to the Company's Registration Statement number 33-69640-FW dated September 29, 1993 wherein the same appeared as Exhibit 3.3.

10(a) Employment Agreement by and between the Company and David W. Berry as currently in effect is incorporated by reference to the Company's Registration Statement 33-69640-FW dated September 29, 1993 wherein the same appeared as Exhibit 10.1.

10(b) Employment Agreement by and between the Company and David B. Christofferson as currently in effect is incorporated by reference to the Company's Registration Statement 33-69640-FW dated September 29, 1993 wherein the same appeared as Exhibit 10.2.

10(c) Employment Agreement by and between the Company and Jeffrey R. Orgill as currently in effect is incorporated by reference to the Company's Registration Statement 33-69640-FW dated September 29, 1993 wherein the same appeared as Exhibit 10.3.

10(d) Frontier Natural Gas Corporation Stock Incentive Plan as currently in effect is incorporated by reference to the Company's Registration Statement 33-69640-FW dated September 29, 1993 wherein the same appeared as Exhibit 10.4.

10(e) Frontier Natural Gas Corporation Incentive Stock Option Plan as currently in effect is incorporated by reference to the Company's Registration Statement 33-69640-FW dated September 29, 1993 wherein the same appeared as Exhibit 10.5.

10(f)* Consulting Agreement by and between the Company and Jeffrey R. Orgill dated May 1, 1996.

10(g) Joint Venture Agreement between Polaris Energy Corporation and Frontier Natural Gas Corporation dated May 10, 1995 as amended December 12, 1995 as currently in effect as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 dated March 29, 1996 wherein the same appears as Exhibit 10(g).

10(h) Engagement Agreement between Weisser, Johnson & Co. Capital Corporation and Frontier Natural Gas Corporation dated May 10, 1995 as amended January 12, 1996 as currently in effect as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 dated March 29, 1996 wherein the same appears as
         Exhibit 10(h).

10(i) Common Stock Purchase Warrant with Hi-Chicago Trust as currently in effect as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 dated March 29, 1996 wherein the same appears as Exhibit 10(i).

10(j) Maysville Project Agreement between Amoco Production Company and Aspect Resources Limited Liability Company and Frontier Natural Gas Corporation dated June 7, 1995 as currently in effect as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 dated March 29, 1996 wherein the same appears as Exhibit 10(j).

10(k) Gulf Coast Seismic "Bright Spot" Joint Venture dated September 8, 1995 as currently in effect as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 dated March 29, 1996 wherein the same appears as Exhibit 10(k).

10(l) $15,000,000 Credit Agreement dated as of January 3, 1996 between Frontier Natural Gas Corporation as the borrower and Bank of America Illinois, as the lender, as currently in effect and incorporated by reference to the Company's current report on Form 8-K dated January 9, 1996.

10(m)* $15,000,000 Credit Agreement dated as of January 3, 1996 between Frontier Natural Gas Corporation as the borrower and Bank of America Illinois, as the lender, Amendment No. 1 to Credit Agreement, dated November 1, 1996, as currently in effect.

10(n) Gas Sales Agreement dated December 31, 1991, by and among the Company, Centran Corporation and Waldorf Corporation is incorporated by reference to the Company's Registration Statement 33-69640-FW dated September 29, 1993 wherein the same appeared as Exhibit 10.14.

10(o) Exchange Agreement between OXY USA Inc. and Frontier, Inc. and Frontier Acquisition Corporation entered into as of September 1, 1996, as currently in effect and incorporated by reference to the Company's current report on Form 8-K dated September 27, 1996.

10(p) Lease Agreement dated July 16, 1996, by and between the Company and Allen Center Company is incorporated by reference to the Company's registration statement 333-06261 dated July 31, 1996 wherein the same appeared as Exhibit 10.23.

10(q) Sale Agreement between Frontier Acquisition Corporation and Special Energy Corporation entered into as of September 27, 1996, as currently in effect and incorporated by reference to the Company's current report on Form 8-K dated September 27, 1996.

10(r) Loan Agreement by and between Frontier Natural Gas Corporation and 420 Energy Investments, Inc. dated March 1, 1996 as currently in effect as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 dated March 29, 1996 wherein the same appears as Exhibit 10(r).

10(s) Warrant Agreement between Frontier Natural Gas Corporation and LaSalle Street Natural Resources Corporation dated as of January 3, 1996 as currently in effect as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 dated March 29, 1996 wherein the same appears as Exhibit 10(s).

10(t) Frontier Natural Gas Corporation Stock Incentive Plan 1996 as currently in effect as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 dated March 29, 1996 wherein the same appears as Exhibit 10(t).

10(u)* 3-D Seismic Participation Agreement dated May 30, 1996 by and between Frontier Natural Gas Corporation and Fina Oil and Chemical Company.

11*      Statement re: computation of per share earnings.

21*      Subsidiaries of Registrant.

27*      Financial Data Schedule.

(b)      Reports on Form 8-K.
         None

------------------------
*  Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FRONTIER  NATURAL  GAS  CORPORATION


March 31, 1997                   By: /s/  DAVID W. BERRY
                                    --------------------------------------------
                                    David W. Berry, Chairman of the
                                    Board of Directors; President


     Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 1997                      /s/  DAVID W. BERRY
                                    --------------------------------------------
                                    David W. Berry, Chief Executive Officer,
                                    (Principal Executive Officer) and Director


March 31, 1997                      /s/  DAVID B. CHRISTOFFERSON
                                    --------------------------------------------
                                    David B. Christofferson, Executive Vice
                                    President, General Counsel, Chief Financial
                                    Officer, (Principal Accounting and Financial
                                    Officer) and Director


March 31, 1997                      /s/  S. Gordon Reese, Jr.
                                    --------------------------------------------
                                    S. Gordon Reese, Jr., Senior Vice President
                                    - Gulf Coast Region and Director


March 31, 1997                      /s/  Jeffrey R. Orgill
                                    --------------------------------------------
                                    Jeffrey R. Orgill, Vice Chairman of the
                                    Board of Directors


March 31, 1997                      /s/  Allen H. Sweeney
                                    --------------------------------------------
                                    Allen H. Sweeney, Director


March 31, 1997                      /s/  Neal M. Elliott
                                    --------------------------------------------
                                    Neal M. Elliott, Director