Form 10QSB
period 1997-03-31
FRONTIER NATURAL GAS CORP
filed 1997-05-15
CIK 901611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                 For the transition period from        to
                                               --------  --------

                         Commission file number: 0-22782


                        FRONTIER NATURAL GAS CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


         Oklahoma                                       73-1421000
-------------------------                ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                  500 Dallas, Suite 2920, Houston, Texas 77002
    -------------------------------------------------------------------------
    (Address of registrant's principal executive offices, including zip code)


                                 (713) 739-7100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ X ]  No [   ]

     9,865,906 shares as the registrant's common stock were outstanding as of May 14, 1997.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                        FRONTIER NATURAL GAS CORPORATION
                                  REPORT INDEX


                                                                         Page
                                                                         ----

PART  I. FINANCIAL INFORMATION


Item 1.  Financial Statements
           Consolidated Balance Sheets as of March 31, 1997 and
            December 31, 1996 (Unaudited)                                  3
           Consolidated Statements of Operations for the three
            months ended March 31, 1997 and 1996 (Unaudited)               5
           Consolidated Statements of Cash Flows for the three
            months ended March 31, 1997 and 1996 (Unaudited)               6
           Notes to Consolidated Financial Statements (Unaudited)          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9

PART II. OTHER INFORMATION                                                12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        FRONTIER NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                    March 31,      December 31,
                                                      1997             1996
                                                  -----------      -----------
Current assets:
  Cash and cash equivalents                       $ 3,869,789      $ 4,956,656
  Accounts receivable, net of allowance
    for doubtful accounts of $10,533 at
    March 31, 1997 and December 31, 1996              320,134          366,498
  Prepaid expenses and other                          140,308          282,317
  Receivables from affiliates                         175,501          152,419
                                                  -----------      -----------
     Total current assets                           4,505,732        5,757,890

Property and equipment:
  Gas and oil properties, at cost -
    successful efforts method of accounting         5,472,555        5,280,115
  Other property and equipment                      1,145,146        1,074,727
                                                  -----------      -----------
                                                    6,617,701        6,354,842

  Less accumulated depletion, depreciation         (2,923,690)      (2,918,918)
    and amortization                              -----------      -----------
                                                    3,694,011        3,435,924
Other assets                                          220,580          437,378
                                                  -----------      -----------

     Total assets                                 $ 8,420,323      $ 9,631,192
                                                  ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  March 31,        December 31,
                                                    1996                1997
                                              ---------------      ------------

Current liabilities:
  Accounts payable                            $       713,462       $   725,222
  Revenue distribution payable                        186,479           360,163
  Current portion of long-term debt                   405,737           304,540
  Accrued and other liabilities                       414,974           271,805
                                                  -----------       -----------
     Total current liabilities                      1,720,652         1,661,730

Long-term debt                                        228,417           325,394
Non-recourse debt                                     864,000           681,618
Other long-term liabilities                           239,448           223,624
                                                  -----------       -----------
     Total liabilities                              3,052,517         2,892,366

Stockholders' equity:
  Cumulative  convertible  preferred
   stock $.01 par value;  5,000,000
   shares authorized;  85,961 shares
   issued and  outstanding at
   March 31, 1997 and December 31, 1996;
   ($859,610 aggregate liquidation
   preference at March 31, 1997 and
   December 31, 1996)                                     860               860
  Common stock:
   Class A Common stock, $.01 par value;
    20,000,000 shares authorized;
    9,865,906 outstanding at March 31, 1997
    and December 31, 1996                              98,659            98,659
  Unamortized value of warrants issued                (47,535)          (54,325)
  Common stock subscribed                              45,000            45,000
  Common stock subscription receivable                (45,000)          (45,000)
  Additional paid-in capital                       14,599,326        14,599,326
  Deficit                                          (9,283,504)       (7,905,694)
                                                  -----------       -----------

     Total stockholders' equity                     5,367,806         6,738,826
                                                  -----------       -----------

            Total liabilities and stockholders'
             equity                               $ 8,420,323       $ 9,631,192
                                                  ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended March 31,
                                        -----------------------------------
                                              1997                  1996
                                        ---------------          ----------

Revenues:
  Gas and oil revenues                  $       327,435          $1,091,963
  Loss on commodity transactions               (121,937)              -----
  Gain on sale of assets                        132,035              13,285
  Operating fees                                 14,234              73,010
  Other revenues                                 53,880              71,948
                                        ---------------          ----------
     Total revenues                             405,647           1,250,206
                                        ---------------          ----------
Costs and expenses:
  Lease operating expense                        96,698             166,567
  Production taxes                                8,784              77,163
  Transportation and gathering
   costs                                         90,394             128,873
  Gas purchases under deferred
   contract                                       -----              82,461
  Depletion, depreciation and
   amortization                                 132,774             431,998
  Exploration costs                             852,626             105,542
  Interest expense                                4,133              97,353
  Deferred gas contract settlement                -----             368,960
  General and administrative expense            572,260             560,515
                                          -------------          ----------
     Total costs and expenses                 1,757,669           2,019,432
                                          -------------          ----------
Loss before provision for income taxes       (1,352,022)           (769,226)
Benefit (provision) for income taxes              -----               -----
                                          -------------          ----------
Net loss                                     (1,352,022)           (769,226)

Cumulative preferred stock dividend              25,788              25,788
                                          -------------          ----------
Net loss applicable to common
 stockholders                             $  (1,377,810)         $ (795,014)
                                          =============          ==========
Net loss per common and common
 equivalent share                         $       (0.19)         $    (0.16)
                                          -------------          ----------
Weighted average number of common
 equivalent shares (in thousands)                 7,142               5,058
                                          =============          ==========


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                               -------------------------------
                                                     1997             1996
                                               ---------------    ------------

Cash flows from operating activities:
  Net income (loss)                            $   (1,352,022)    $  (769,226)
  Adjustments to reconcile net loss
    to net cash
    provided by operating activities:
      Depletion, depreciation and
       amortization                                   132,774         431,998
      Deferred gas contract settlement                  -----         368,960
      Gain on sale of assets                         (132,035)        (13,285)
      Deferred revenues under gas contract              -----         (74,400)
      Amortization of financing costs                  14,134          44,712
      Exploration costs                               852,626         105,542
      Other                                            15,181           -----
      Changes in operating assets and
       liabilities:
        Accounts receivable                           (23,282)        (55,084)
        Prepaid expenses and other                    170,295          (4,264)
        Other assets                                    -----         (13,279)
        Accounts payable                              (11,760)       (248,756)
        Revenue distribution payable                 (173,684)        (25,732)
        Accrued and other                             158,993         (45,230)
                                               --------------     -----------
      Net cash (used) in operating
       activities                                    (348,780)       (298,044)
                                               --------------     -----------

Cash flows used in investing
 activities:
  Capital expenditures - gas and oil
   properties                                     (1,330,312)      (1,617,501)
  Capital expenditures - other property
   and equipment                                     (73,646)            (565)
  Proceeds from sale of assets                       540,568          595,769
                                               -------------      -----------
      Net cash provided by (used in)
       investing activities                         (863,390)      (1,022,297)
                                               -------------      -----------

Cash flows from financing activities:
  Proceeds from issuance of debt                     225,534        4,278,455
  Repayments of long-term debt                       (74,443)        (179,272)
  Debt issuance costs                                  -----         (165,158)
  Payment for settlement of deferred
   gas contract                                        -----       (2,181,489)
  Preferred stock dividends paid                     (25,788)           -----
                                               -------------      -----------
      Net cash provided by financing
       activities                                    125,303        1,752,536
                                               -------------      -----------

      Net increase (decrease) in cash
       and cash equivalents                       (1,086,867)         432,195

Cash and cash equivalents at beginning
 of year                                           4,956,656           63,908
                                               -------------      -----------

Cash and cash equivalents at end of year       $   3,869,789      $   496,103
                                               =============      ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for interest                       $      34,157      $   134,568
                                               =============      ===========


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL PRESENTATION

     The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and adjustments, all of which are of a normal recurring nature, which are necessary for a fair statement of the results for the three months ended March 31, 1997 and 1996.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and the related notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC.

2.   DISPOSITION OF OIL AND GAS PROPERTIES

     In the first quarter of 1996 the Company sold several properties in Oklahoma for consideration totaling $77,109, and realized a net gain of $13,285. In the first quarter of 1997 the Company divested its interest in a well located in Oklahoma and a portion of its interest in a prospect located in South Louisiana for a total of $381,321 and realized a gain of $166,143. This gain was partially offset by a realized loss of $34,108 which was associated with the relocation of the Company headquarters to Houston, Texas.

3.   PREFERRED DIVIDENDS

     The Board of Directors of the Company declared a quarterly dividend of $.30 per share on the Company's outstanding cumulative convertible preferred stock. The dividend was paid January 30, 1997 to stockholders of record at the close of business January 20, 1997.

4.   COMMITMENTS AND CONTINGENCIES

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

     The Company has entered into an agreement with a director to serve as a consultant to the Company. The consulting agreement provides for the director to furnish exploration and production oversight services on the Company's existing properties and prospects in the Mid-Continent Area and prospect generation and

                        FRONTIER NATURAL GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


evaluation services on the Company's existing 3-D seismic data over acreage in the Mid-Continent Area, for a period of 23 months commencing on May 1, 1996 for a monthly compensation of $10,000. This consulting agreement was entered into in settlement of a previously existing employment agreement which would have been more costly to the Company and for a longer period of time.

     Pursuant to the credit agreement with the bank, the Company entered into a natural gas swap agreement on 62,500 MMBTU of natural gas per month at $1.566 per MMBTU for Mid-Continent gas for the period from April 1, 1996 through January 31, 1999. The swap was amended to 31,250 MMBTU on September 25, 1996, due to the sale of the N.E. Cedardale field. The Company recorded a loss of $212,000 in connection with this reduction in quantities covered by the swap agreement. The unrealized loss on the amended swap agreement was $258,821 at March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis reviews Frontier Natural Gas Corporation's operations for the three month periods ended March 31, 1997 and 1996 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that Frontier's actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys not yet completed, drilling cost and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

Overview

     The Company's exploration activities for 1997 continued to center around furthering its Gulf Coast Projects, and in particular, the transition zones of South Louisiana which it initiated in 1995. The Company's main emphasis was in furthering acquisition and financing of the Starboard Prospect. The Company moved its headquarters to Houston, Texas, in September 1996, to allow the Company to more effectively exploit opportunities in these primary areas of exploration.

     During 1996, the Company raised funds through a bank financing agreement, issued stock in a public offering, sold producing properties which no longer fit the Company's business plan, and obtained partners for its exploration activities.

     The Company has what it considers to be an aggressive drilling program for 1997 with over $3.7 million in planned drilling activities along the Gulf Coast Region. This includes a 15,000 foot test on the Company's Schooner Prospect in Plaquemines Parish, Louisiana, a well in which it owns a 37% working interest which Hunt Petroleum Corporation will operate. The Schooner Prospect is ready to drill and is currently waiting on a drilling rig. Drilling operations are expected to commence in June 1997. The Starboard Project is the most significant project in the Company's history. Partners include Fina Oil and Chemical Company, two affiliates of public utilities and a development drilling financing commitment from Bank of America, Illinois. The Company owns working interests in its leases over said project ranging from 12% to 48% depending upon the target formation depths. The 3-D seismic has been shot and processed and interpretation is under way. The project includes developmental and exploratory locations. Initial drilling sites have been identified and developmental and exploratory drilling is expected to commence in the third quarter of 1997.

     In the first quarter of 1997, the Company participated in three dry holes and one unsuccessful recompletion attempt on South Louisiana prospects, none of which was confirmed by 3-D seismic. It also participated in a dry hole in Mobile Bay on a high risk, high potential Oligocene feature. In April 1997 the Company participated in a 7,500 foot test located in Terrebonne Parish, Louisiana. The cost, net to the Company, for this dry hole was approximately $257,000. With the exception of the Mobile Bay well, the Company has not yet drilled any of its high potential prospects which include its Schooner Prospect and the exploratory targets in the Starboard Project.

Three  months  ended March 31, 1997  compared  with three months ended March 31,
1996

     Revenue. Total revenues decreased 67.6% from $1,250,206 for the quarter ended March 31, 1996, to $405,647 for the quarter ended March 31, 1997.

     Total gas and oil revenues decreased 70.0% from $1,091,963 to $327,435. The decrease in gas and oil revenues was primarily attributable to decreased production from the Mobile Bay wells which came on stream in December of 1995 and from the sale of properties discussed below. Gas and oil revenues associated with Mobile Bay declined from $554,514 for the quarter ended March 31, 1996 compared to $32,326 for the quarter ended March 31, 1997. A contributing factor to the decline in gas and oil revenues was the sale of the Company's N.E. Cedardale field located in Major County, Oklahoma on September 27, 1996. The Company recorded gas and oil revenues associated with the N.E. Cedardale field of $206,453 for the quarter ended March 31, 1996.

     Partially offsetting the decrease in gas and oil revenues during the first quarter of 1997 was the increase in gain on sale of assets of $118,750 from $13,285 reported in the first quarter of 1996 to $132,035 reported in the first quarter of 1997. As a result of the sale of a substantial portion of the Company's operated properties in 1996, operating fees to the Company decreased from $73,010 in the first quarter of 1996 to $14,234 in the first quarter of 1997. Finally, the Company realized losses from various commodity transactions totaling $121,937 in the first quarter of 1997. No similar transactions occurred in the first quarter of 1996. Such losses for the first quarter of 1997 were attributable to various transactions in which the Company hedged its future gas delivery obligations as a requirement for its bank loan facility coupled with the fact that spot gas prices were higher than the hedge contracts in the quarter. In addition to the foregoing, the Company had other revenues of $53,880 in the first quarter of 1997 as compared to $71,948 in the first quarter of 1996.

     Costs and Expenses. Total costs and expenses of the Company decreased 13.0% from $2,019,432 in the first quarter of 1996 to $1,757,669 in the first quarter of 1997. The decrease in costs and expenses was primarily attributable to a combination of decreases in non-recurring deferred gas contract settlement costs and gas purchases under deferred contracts, decreases in depletion, depreciation and amortization and operating costs associated with oil and gas properties such as lease operating expense, transportation, and production taxes. Partially offsetting the foregoing decreases in expenses were increases in exploration costs and general and administrative expense.

     Cost of settling gas contracts and futures contracts attributable to the settlement of a gas sales contract with Waldorf Corporation ($368,960) and the gas purchases to fulfill the Waldorf contract ($82,461), occurred in the first quarter of 1996. The Company incurred no similar costs in the first quarter of 1997.

     Depletion, Depreciation, and Amortization Expense ("DD&A") decreased by 69.3% from $431,998 in the first quarter of 1996 to $132,774 for the first quarter of 1997. The decrease in DD&A was primarily attributable to the sale of the Company's N.E. Cedardale field located in Major County, Oklahoma on September 27, 1996.

     Interest expense decreased to $4,133 in the first quarter of 1997 from $97,353 for the first quarter of 1996. The Bank of America loan was substantially repaid in September 1996 from the proceeds of the sale from the N.E. Cedardale properties.

     Lease operating expense decreased 41.9% from $166,567 for the first quarter of 1996 to $96,698 for the first quarter of 1997. The reduction in lease operating costs was attributable to the sale of operated properties, including the N.E. Cedardale field, and a decline in rework activity.

     Production taxes declined 88.6% from $77,163 for the first quarter of 1996 to $8,784 for the first quarter of 1997 due to the sale of the N.E. Cedardale properties and the significant decline in production from Mobile Bay.

     Transportation and gathering costs decreased 29.9% from $128,873 for the first quarter of 1996 compared to $90,394 for the first quarter of 1997. With the substantial drop in production from the Mobile Bay wells, transportation costs in connection with these wells are expected to decline substantially during the remainder of 1997.

     Exploration costs increased 707.9% from $105,542 for the first quarter of 1996 to $852,626 for the first quarter of 1997. The exploration costs reflect the impairment of oil and gas leases and expensed investments, of which $778,207 are attributable to dry hole costs. Also included in exploration costs is $74,419 of leasehold and acquisition costs.

     General administrative expenses ("G&A") increased by 2.1% from $560,515 for the first quarter of 1996 compared to $572,260 in the first quarter of 1997.

     Net Income (loss). The net loss increased from $769,226 to $1,352,022 for the first quarter ended March 31, 1996 and March 31, 1997, respectively. This increase was due to the factors discussed above.

     The net loss per common share increased from a net loss of $0.16 per share in the first quarter of 1996 to a net loss of $0.19 per share in the first quarter of 1997. This is reflective of the increase in net loss of $582,796 from the first quarter of 1996 as compared to the first quarter of 1997. The increased net loss was partially offset by the increased number of weighted average common equivalent shares at March 31, 1997 that resulted from the secondary offering which was finalized on August 14, 1996. As a result of the secondary offering there were approximately 7,142,000 weighted average common equivalent shares at March 31, 1997 as compared to approximately 5,058,000 weighted average common equivalent shares at March 31, 1996.

Liquidity and Capital Resources

     At March 31, 1997, the Company had a cash balance of $3,869,789 and working capital of $2,785,080 as compared to a cash balance of $4,956,656 and working capital of $4,096,160 at December 31, 1996. The decrease in cash and working capital was primarily attributable to the operating loss incurred during the quarter and, in particular, exploration costs associated with dry holes which were drilled during the quarter.

     Cash flows used in operations totaled $348,780, excluding $852,626 of exploration costs which are classified under cash flows used in investing activities.

     Cash flows used in investing activities totaled $863,390. Included in the cash flows used in investing activities are $1,330,312 of capital expenditures on gas and oil properties, including the exploration costs referred to above which are included in the operating loss for the period but are excluded from operating cash flows. Partially offsetting the capital expenditures during the quarter, the Company received $540,568 of proceeds from the sale of various oil and gas properties during the quarter.

     Cash flows from financing activities totaled $125,303 during the quarter. Cash flows from financing activities consisted of proceeds from debt issuances of $225,534 offset by repayments of long-term debt of $74,443 and preferred stock dividends paid of $25,788.

     The Company's principal obligations at March 31, 1997, were substantially the same as at December 31, 1996, and consisted principally of (i) servicing loans from Bank of America ($415,698 at March 31, 1997) and other loans, (ii) a non-recourse loan relating to the development of the Company's Starboard Prospect ($864,000 at March 31, 1997), (iii) payment of preferred stock dividends ($25,788 of dividends were paid during the quarter and $25,788 of dividends were declared and paid in April of 1997, subsequent to quarter end),
(iv) funding of the Company's proposed exploration activities during the second half of 1997, and (v) funding of the day-to-day operating costs.

     The Company has utilized, and expects to continue to utilize, its cash balances to fund exploration costs and negative cash flows from operations. The Company is presently in non-compliance with the terms of its loan from Bank of America, but has secured a waiver of various covenants under the loan through March 31, 1997. The Company anticipates that it will require additional waivers of covenants under the Bank of America loan until such time as the Company begins to receive revenues, if ever, from the drilling of wells scheduled for drilling during the second and third quarters of 1997.

     Pending the results of its second and third quarter drilling, the Company may need additional funds beyond its capital and credit lines over the next twelve months for operating or capital needs. In the event second and third quarter drilling is unsuccessful, or it develops currently unknown prospects and/or acquisition opportunities, it may seek additional exploration and/or acquisition capital. Potential options available to the Company to raise any additional funds include, but are not limited to, (a) additional outside partners, (b) additional private borrowing, (c) the further sale of 3-D seismic data (d) the exercise of the Company's currently outstanding warrants should the Company's stock prices rise by August of 1997 to levels necessary to allow said warrants to be called, and (e) additional equity capital.

                           PART II - OTHER INFORMATION

Item 1. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (11) Computation of Net Income Per Common and Common Equivalent Share

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                         FRONTIER NATURAL GAS CORPORATION




Date:  May 15, 1997                      By:  /s/  DAVID W. BERRY
     --------------                         ------------------------------------
                                              David W. Berry, Chief Executive
                                              Officer (Principal Executive
                                              Officer) and Director


Date:  May 15, 1997                      By:  /s/  DAVID B. CHRISTOFFERSON
     --------------                         ------------------------------------
                                              David B. Christofferson, Executive
                                              Vice President, General Counsel,
                                              Chief Financial Officer and
                                              Director


Date:  May 15, 1997                      By:  /s/  STEPHEN R. STABILE
     --------------                         ------------------------------------
                                              Stephen R. Stabile,
                                              Chief Accounting Officer