Form 10QSB
period 1997-06-30
FRONTIER NATURAL GAS CORP
filed 1997-08-14
CIK 901611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ______ to ______

                         Commission file number: 0-22782


                        FRONTIER NATURAL GAS CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


         Oklahoma                                      73-1421000
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                  500 Dallas, Suite 2920, Houston, Texas 77002
    -------------------------------------------------------------------------
    (Address of registrant's principal executive offices, including zip code)


                                 (713) 739-7100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---  ---

     9,865,906 shares as the registrant's common stock were outstanding as of August 5, 1997.

     Transitional Small Business Disclosure Format (Check one): Yes     No   X
                                                                   -----  ------

                        FRONTIER NATURAL GAS CORPORATION
                                  REPORT INDEX


                                                                           Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated  Balance Sheets as of June 30, 1997 and
          December 31, 1996 (Unaudited)..................................... 3

          Consolidated  Statements  of  Operations  for the three
          and six months ended June 30, 1997 and 1996 (Unaudited)........... 5

          Consolidated  Statements  of Cash Flows for the six months ended June 30, 1997 and 1996 (Unaudited).......................... 6

          Notes to Consolidated Financial Statements (Unaudited)............ 7

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations........................................... 9

PART II. OTHER INFORMATION..................................................14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        FRONTIER NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                               June 30,              December 31,
                                                                                 1997                    1996
                                                                           ------------------      -----------------
Current assets:
    Cash and cash equivalents                                                $     2,041,606       $     4,956,656
    Accounts  receivable,  net of allowance for doubtful accounts
       of $10,533 at June 30, 1997 and December 31, 1996                             393,833               366,498
    Prepaid expenses and other                                                       128,808               282,317
    Receivables from affiliates                                                      190,354               152,419
                                                                           ------------------      -----------------
       Total current assets                                                        2,754,601             5,757,890

Property and equipment:
    Gas and oil properties, at cost -
       successful efforts method of accounting                                     5,871,257             5,280,115
    Other property and equipment                                                   1,174,308             1,074,727
                                                                           ------------------      -----------------
                                                                                   7,045,565             6,354,842

    Less accumulated depletion, depreciation and                                  (3,007,464)           (2,918,918)
                                                                           ------------------      -----------------
       amortization                                                                4,038,101             3,435,924

Other assets                                                                         214,423               437,378
                                                                           ------------------      -----------------

       Total assets                                                         $      7,007,125       $     9,631,192
                                                                           ==================      =================


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               June 30,            December 31, 1996
                                                                                 1997
                                                                           ------------------      ------------------
Current liabilities:
    Accounts payable                                                         $       800,621         $       725,222
    Revenue distribution payable                                                      96,420                 360,163
    Current portion of long-term debt                                                411,266                 304,540
    Accrued and other liabilities                                                    343,591                 271,805
                                                                           ------------------      ------------------
       Total current liabilities                                                   1,651,898               1,661,730

Long-term debt                                                                       149,284                 325,394
Non-recourse debt                                                                    864,000                 681,618
Other long-term liabilities                                                          312,973                 223,624
                                                                           ------------------      ------------------
       Total liabilities                                                           2,978,155               2,892,366


Stockholders' equity:
    Cumulative  convertible  preferred  stock $.01 par value;  5,000,000 shares authorized;  85,961  shares issued and  outstanding  at
     June 30, 1997 and December 31, 1996; ($859,610 aggregate liquidation
     preference at June 30, 1997 and December 31, 1996)                                  860                     860
    Common stock:
       Class A Common  stock,  $.01 par  value;  20,000,000  shares authorized; 9,865,906 outstanding at June 30, 1997 and
       December 31, 1996                                                              98,659                  98,659
    Unamortized value of warrants issued                                             (40,744)                (54,325)
    Common stock subscribed                                                           45,000                  45,000
    Common stock subscription receivable                                             (45,000)                (45,000)
    Additional paid-in capital                                                    14,599,326              14,599,326
    Deficit                                                                      (10,629,131)             (7,905,694)
                                                                           ------------------      ------------------

       Total stockholders' equity                                                  4,028,970               6,738,826
                                                                           ------------------      ------------------

       Total liabilities and stockholders' equity                             $    7,007,125          $    9,631,192
                                                                           ==================      ==================


   The accompanying notes are an integral part of these financial statements

                        FRONTIER NATURAL GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                 --------------------------------      --------------------------------
                                                     1997              1996                1997              1996
                                                 --------------    --------------      --------------    --------------
Revenues:
    Gas and oil revenues                         $     130,174        $ 650,597        $     457,609      $ 1,742,560
    Realized gain/(loss) on commodity                 (34,438)          199,001            (156,375)          199,001
    transactions
    Gain on sale of assets                                315           257,286             132,350           270,571
    Operating fees                                     25,492            72,105              39,726           145,115
    Other revenues                                     60,910            20,471             114,790            92,419
                                                 --------------    --------------      --------------    --------------
          Total revenues                              182,453         1,199,460             588,100         2,449,666
                                                 --------------    --------------      --------------    --------------

Costs and expenses:

    Lease operating expense                           126,157           154,834             222,855           321,401
    Production taxes                                    5,471            62,255              14,255           139,418
    Transportation and gathering costs                 47,493            61,382             137,887           190,255
    Gas purchases under deferred contract               -----             -----               -----            82,461
    Unrealized loss on commodity transactions         156,615             -----             156,615             -----
    Depletion, depreciation and amortization           86,750           378,847             219,524           810,845
    Exploration costs                                 408,968           113,129           1,261,594           218,671
    Interest expense                                    5,072           100,957               9,205           198,310
    Deferred gas contract settlement                    -----             -----               -----           368,960
    General and administrative expense                665,766           549,671           1,238,026         1,110,186
                                                 --------------    --------------      --------------    --------------
          Total costs and expenses                  1,502,292         1,421,075           3,259,961         3,440,507
                                                 --------------    --------------      --------------    --------------
Loss before provision for income taxes             (1,319,839)         (221,615)         (2,671,861)         (990,841)
Benefit (provision) for income taxes                    -----             -----               -----             -----
                                                 --------------    --------------      --------------    --------------
Net loss                                           (1,319,839)         (221,615)         (2,671,861)         (990,841)

Cumulative preferred stock dividend                    25,788            25,788              51,576            51,576
                                                 --------------    --------------      --------------    --------------

Net loss applicable to common stockholders        $(1,345,627)        $(247,403)        $(2,723,437)      $(1,042,417)
                                                 ==============    ==============      ==============    ==============

Net loss per common and common equivalent share
                                                 $      (0.14)     $      (0.05)       $      (0.28)     $      (0.20)
                                                 --------------    --------------      --------------    --------------

Weighted average number of common equivalent
    shares (in thousands)                               9,866             5,146               9,866              5,146
                                                 ==============    ==============      ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                           ------------------------------------------
                                                                                 1997                    1996
                                                                           ------------------      ------------------
Cash flows from operating activities:
     Net loss                                                                $   (2,671,861)       $       (990,841)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depletion, depreciation and amortization                                  219,524                 810,845
          Deferred gas contract settlement                                            -----                 368,960
          Gain on sale of assets                                                   (132,350)               (270,571)
          Deferred revenues under gas contract                                        -----                 (74,400)
          Amortization of financing costs                                            28,268                 128,132
          Unrealized loss on commodity transactions                                 156,615                   -----
          Exploration costs                                                       1,261,594                 218,671
          Other                                                                      27,046                   -----
          Changes in operating assets and liabilities:
             Accounts receivable                                                    (65,270)                 33,079
             Prepaid expenses and other                                             181,795                  25,626
             Other assets                                                            (1,184)               (136,936)
             Accounts payable                                                        75,399                (281,734)
             Revenue distribution payable                                          (263,743)                (81,961)
             Accrued and other                                                        4,520                 (12,557)
                                                                           ------------------      ------------------
          Net cash provided by (used in) in operating activities                 (1,179,647)               (263,687)
                                                                           ------------------      ------------------

Cash flows used in investing activities:
     Capital expenditures - gas and oil properties                               (2,194,648)             (2,169,586)
     Capital expenditures - other property and equipment                           (102,808)                (41,936)
     Proceeds from sale of assets                                                   540,883                 955,463
                                                                           ------------------      ------------------
          Net cash provided by (used in) investing activities                    (1,756,573)             (1,256,059)
                                                                           ------------------      ------------------

Cash flows from financing activities:
     Proceeds from issuance of debt                                                 225,467               4,506,091
     Repayments of long-term debt                                                  (152,721)               (264,013)
     Debt issuance costs                                                              -----                (183,387)
     Payment for settlement of deferred gas contract                                  -----              (2,181,489)
     Preferred stock dividends paid                                                 (51,576)                  -----
                                                                           ------------------      ------------------
          Net cash provided by (used in ) financing activities                       21,170               1,877,202
                                                                           ------------------      ------------------

     Net increase (decrease) in cash and cash equivalents                        (2,915,050)                357,456

Cash and cash equivalents at beginning of period                                  4,956,656                  63,908
                                                                           ------------------      ------------------

Cash and cash equivalents at end of period                                  $     2,041,606         $       421,364
                                                                           ==================      ==================

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                $        123,797         $       246,398
                                                                           ==================      ==================


The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   INTERIM FINANCIAL PRESENTATION

     The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and adjustments, all of which are of a normal recurring nature, which are necessary for a fair statement of the results for the six months ended June 30, 1997 and 1996.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and the related notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") to be effective for periods beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not believe that the application of the new standard will have a material effect on its reporting of consolidated results of operations.

3.   DISPOSITION OF OIL AND GAS PROPERTIES

     For the first six months of 1997 the Company divested its interest in a well located in Oklahoma and a portion of its interest in a prospect located in South Louisiana for a total of $381,321 and realized a gain of $166,143. This gain was partially offset by a realized loss of $33,793 which was associated with the relocation of the Company headquarters to Houston, Texas.

     For the first six months of 1996 the Company sold several properties in Oklahoma and a company vehicle for consideration totaling $436,802, and realized a net gain of $270,571.

4.   PREFERRED DIVIDENDS

     The Board of Directors of the Company declared a quarterly dividend of $.30 per share on the Company's outstanding cumulative convertible preferred stock. The dividend was paid April 25, 1997 to stockholders of record at the close of business April 21, 1997.

5.   COMMITMENTS AND CONTINGENCIES

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

     Pursuant to the credit agreement with the bank, the Company entered into a natural gas swap agreement on 62,500 MMBTU of natural gas per month at $1.566 per MMBTU for Mid-Continent gas for the period from April 1, 1996 through January 31, 1999. The swap was amended to 31,250 MMBTU on September 25, 1996, due to the sale of the N.E. Cedardale field. The Company recorded a loss of $212,000 in connection with this reduction in quantities covered by the swap agreement. Currently the Company's monthly natural gas production is substantially less than the natural gas swap that is in place. This caused the Company to record an unrealized loss on the consolidated statements of operations of $156,615. The total unrealized loss on the amended swap agreement was $275,258 at June 30, 1997.

6.   SUBSEQUENT EVENTS

     The Company sold various oil and gas properties at auction on July 16, 1997. Net proceeds after related sale expenses were $228,057.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis reviews Frontier Natural Gas Corporation's operations for the three and six month periods ended June 30, 1997 and 1996 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that Frontier's actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys not yet completed, drilling cost and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

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

     The Starboard Project, located in Terrebonne Parish, Louisiana, has been the primary focus of the Company's exploration work for over two years and continues to be the most significant project in the Company's history. Partners include Fina Oil and Chemical Company, two affiliates of public utilities and a development drilling financing commitment from Bank of America, Illinois. The Company owns working interests in its leases over said project ranging from 12% to 48% depending upon the target formation depths. The 3-D seismic has been shot, processed and interpreted. The project includes developmental and exploratory locations. After seismic interpretation three initial wells have been proposed by the partners, two of which are exploratory and one developmental.

     The Company implemented what it considers to be an aggressive drilling program in 1997. In the first half of 1997, the Company participated in four dry holes and one unsuccessful sidetrack operation on South Louisiana prospects, none of which was confirmed by 3-D seismic. It also participated in a dry hole in Mobile Bay on a high risk, high potential Oligocene feature. As of August 1997 the Company's Schooner Prospect in Plaquemines Parish, Louisiana, has also completed drilling and has proved to be a dry hole. The Schooner Prospect was operated by Hunt Petroleum Corporation which participated with Frontier in the project. Dry hole costs for the Company's interest are approximately $250,000.

     The 1997 drilling results to date have not been successful in that the Company has participated in six wells drilled in 1997 and one sidetrack operation in an existing wellbore, which operations have resulted in six dry holes and one unsuccessful sidetrack operation due to mechanical difficulties. These results, coupled with limited capital resources have caused the Company to primarily focus on its Starboard project.

     The Company must also address its declining cash and/or capital resources in order to continue to maximize its interest in its Starboard Project. The result of the unsuccessful drilling and reductions in cash and capital assets has caused the Company to focus on its existing prospects and adopt a moratorium on seeking new projects. In addition the Company is reducing overhead and does not intend to invest its own capital in any drilling, and projects other than Starboard will be drilled only with third party funds through the sale of working or other participation interests. In order to continue to maximize its ownership in Starboard, the Company must supplement its cash and/or capital resources. In this regard, it is looking at a potential asset acquisition with stock and the Company is reviewing other potential opportunities including potential business consolidations in order to increase efficiencies and exploration capital. See also "Liquidity and Capital Resources."

Three months ended June 30, 1997 compared with three months ended June 30, 1996

     Revenue. Total revenues decreased 84.8% from $1,199,460 for the quarter ended June 30, 1996, to $182,453 for the quarter ended June 30, 1997.

     Total gas and oil revenues decreased 80.0% from $650,597 to $130,174. The decrease in gas and oil revenues was primarily attributable to decreased production from the Mobile Bay wells which came on stream in December of 1995 and from the sale of properties discussed below. Gas and oil revenues associated with Mobile Bay declined from $407,936 for the quarter ended June 30, 1996 compared to $675 for the quarter ended June 30, 1997. A contributing factor to the decline in gas and oil revenues was the sale of the Company's N.E. Cedardale field located in Major County, Oklahoma on September 27, 1996. The Company recorded gas and oil revenues associated with the N.E. Cedardale field of $246,655 for the quarter ended June 30, 1996.

     In addition to the decrease in gas and oil revenues during the second quarter of 1997 there was a decrease in gain on sale of assets of $256,971 from $257,286 reported in the second quarter of 1996 to $315 reported in the second quarter of 1997. As a result of the sale of a substantial portion of the Company's operated properties in 1996, operating fees to the Company decreased from $72,105 in the second quarter of 1996 to $25,492 in the second quarter of 1997. The Company realized losses from various commodity transactions totaling $34,438 in the second quarter of 1997 as compared to a gain of $199,001 for the second quarter of 1996. These gains and losses were attributable to various transactions in which the Company hedged its future gas delivery obligations as a requirement for its bank loan facility. Gains and losses are determined by whether the spot gas prices are higher or lower than the hedge contracts for the same time period. In addition to the foregoing, the Company had other revenues of $60,910 in the second quarter of 1997 as compared to $20,471 in the second quarter of 1996.

     Costs and Expenses. Total costs and expenses of the Company increased 5.7% from $1,421,075 in the second quarter of 1996 to $1,502,292 in the second quarter of 1997. The increase in costs and expenses was primarily attributable to a combination of increases in unrealized loss on commodity transactions, exploration costs and general and administrative expense. Offsetting the foregoing increases in expenses were decreases in interest expense, decreases in depletion, depreciation and amortization and operating costs associated with oil and gas properties such as lease operating expense, transportation, and production taxes.

     Unrealized loss on commodity transactions was $156,615 for the second quarter of 1997. Currently the Company's production is less than the hedges that are in place. This caused the Company to record the unrealized loss. There was no such loss recorded for the same period in 1996.

     Exploration costs increased 261.5% from $113,129 for the second quarter of 1996 to $408,968 for the second quarter of 1997. The exploration costs reflect the impairment of oil and gas leases and expensed investments, of which $350,149 are attributable to dry hole costs. Also included in exploration costs is $58,819 of leasehold and acquisition costs.

     General administrative expenses ("G&A") increased by 21.1% from $549,671 for the second quarter of 1996 compared to $665,766 in the second quarter of 1997. This was primarily attributable to increases in delay rentals and other professional services.

     Interest expense decreased to $5,072 in the second quarter of 1997 from $100,957 for the second quarter of 1996. The Bank of America loan was substantially repaid in September 1996 from the proceeds of the sale from the N.E. Cedardale properties.

     Depletion, Depreciation, and Amortization Expense ("DD&A") decreased by 77.1% from $378,847 in the second quarter of 1996 to $86,750 for the second quarter of 1997. The decrease in DD&A was primarily attributable to the sale of the Company's N.E. Cedardale field located in Major County, Oklahoma on September 27, 1996.

     Lease operating expense decreased 18.5% from $154,834 for the second quarter of 1996 to $126,157 for the second quarter of 1997. The reduction in lease operating costs was attributable to the sale of operated properties, including the N.E. Cedardale field. Of the total of $126,157 incurred in the second quarter of 1997, $75,502 or 59.8% was attributable to the Company's

Mobile Bay operations which contributed only $675 in revenue for the quarter and are presently being plugged and abandoned and the equipment salvaged. $12,950 of the total is attributable to other wells which have been sold or are being plugged and $37,705 is attributable to ongoing operations.

     Production taxes declined 91.2% from $62,255 for the second quarter of 1996 to $5,471 for the second quarter of 1997 due to the sale of the N.E. Cedardale properties and the significant decline in production from Mobile Bay.

     Transportation and gathering costs decreased 22.6% from $61,382 for the second quarter of 1996 compared to $47,493 for the second quarter of 1997. The decrease in transportation and gathering costs is due to the substantial drop in production from the Mobile Bay wells.

     Net Income (loss). The net loss increased from $221,615 to $1,319,839 for the second quarter ended June 30, 1996 and June 30, 1997, respectively. This increase was due to the factors discussed above.

     The net loss per common share increased from a net loss of $0.05 per share in the second quarter of 1996 to a net loss of $0.14 per share in the second quarter of 1997. This is reflective of the increase in net loss of $1,098,224 from the second quarter of 1996 as compared to the second quarter of 1997. The increased net loss was partially offset by the increased number of weighted average common equivalent shares at June 30, 1997 that resulted from the secondary offering which was finalized on August 14, 1996. As a result of the secondary offering there were approximately 9,866,000 weighted average common equivalent shares at June 30, 1997 as compared to approximately 5,146,000 weighted average common equivalent shares at June 30, 1996.

Six months ended June 30, 1997 compared with six months ended June 30, 1996

     Revenue. Total revenues decreased 76.0% from $2,449,666 for the six months ended June 30, 1996, to $588,100 for the six months ended June 30, 1997.

     Total gas and oil revenues decreased 73.7% from $1,742,560 to $457,609. The decrease in gas and oil revenues was primarily attributable to decreased production from the Mobile Bay wells which came on stream in December of 1995 and from the sale of properties discussed below. Gas and oil revenues associated with Mobile Bay declined from $962,449 for the six months ended June 30, 1996 compared to $33,001 for the six months ended June 30, 1997. A contributing factor to the decline in gas and oil revenues was the sale of the Company's N.E. Cedardale field located in Major County, Oklahoma on September 27, 1996. The Company recorded gas and oil revenues associated with the N.E. Cedardale field of $453,107 for the six months ended June 30, 1996.

     In addition to the decrease in gas and oil revenues for the six months ended June 30, of 1997 there was a decrease in gain on sale of assets of $138,221 from $270,571 reported for the six months ended June 30, 1996 to $132,350 reported for the six months ended June 30, 1997. As a result of the sale of a substantial portion of the Company's operated properties in 1996, operating fees to the Company decreased from $145,115 for the six months ended June 30, 1996 to $39,726 for the six months ended June 30, 1997. The Company realized losses from various commodity transactions totaling $156,375 for the six months ended June 30, 1997 as compared to a gain of $199,001 for the same period of 1996. These gains and losses were attributable to various transactions in which the Company hedged its future gas delivery obligations as a requirement for its bank loan facility. The Company also had other revenues of $114,790 in the six months ended June 30, 1997 as compared to $92,419 in the six months ended June 30, 1996.

     Costs and Expenses. Total costs and expenses of the Company decreased 5.2% from $3,440,507 for the six months ended June 30, 1996 compared to $3,259,961 for the six months ended June 30, 1997. The decrease in costs and expenses was primarily attributable to a combination of decreases in non-recurring deferred gas contract settlement costs and gas purchases under deferred contracts, decreases in depletion, depreciation and amortization, interest expense, and operating costs associated with oil and gas properties such as lease operating expense, transportation, and production taxes. Partially offsetting the foregoing decreases in expenses were increases in unrealized loss on commodity transactions, exploration costs and general and administrative expense.

     Depletion, Depreciation, and Amortization Expense ("DD&A") decreased by 72.9% from $810,845 for the six months ended June 30, 1996 to $219,524 for the six months ended June 30, 1997. The decrease in DD&A was primarily attributable to the sale of the Company's N.E. Cedardale field located in Major County, Oklahoma on September 27, 1996.

     Interest expense decreased to $9,205 for the six months ended June 30, 1997 from $198,310 for the six months ended June 30, 1996. The Bank of America loan was substantially repaid in September 1996 from the proceeds of the sale from the N.E. Cedardale properties.

     Lease operating expense decreased 30.7% from $321,401 for the six months ended June 30, 1996 to $222,855 for the six months ended June 30, 1997. The reduction in lease operating costs was attributable to the sale of operated properties, including the N.E. Cedardale field. Partially offsetting the foregoing decreases were increases in disposal fees for the Mobile Bay wells. Of the six month 1997 total $129,749 was attributable to the Company's Mobile Bay wells currently being plugged.

     Production taxes declined 89.8% from $139,418 for the six months ended June 30, 1996 to $14,255 for the six months ended June 30, 1997 due to the sale of the N.E. Cedardale properties and the significant decline in production from Mobile Bay.

     Transportation and gathering costs decreased 27.5% from $190,255 for the six months ended June 30, 1996 compared to $137,887 for the six months ended June 30, 1997. The reduction in transportation and gathering costs is due to the substantial drop in production from the Mobile Bay wells.

     Unrealized loss on commodity transactions was $156,615 for the second quarter of 1997. Currently the Company's production is less than the hedges that are in place. This caused the Company to record the unrealized loss. There was no such loss recorded for the same period in 1996.

     Exploration costs increased 476.9% from $218,671 for the six months ended June 30, 1996 to $1,261,594 for the six months ended June 30, 1997. The exploration costs reflect the impairment of oil and gas leases and expensed investments, of which $1,128,356 are attributable to dry hole costs. Also included in exploration costs is $133,238 of leasehold and acquisition costs.

     General administrative expenses ("G&A") increased by 11.5% from $1,110,186 for the six months ended June 30, 1996 compared to $1,238,026 for the six months ended June 30, 1997. This was primarily attributable to increases in delay rentals and other professional services.

     Net Income (loss). The net loss increased from $990,841 to $2,671,861 for the six months ended June 30, 1996 and June 30, 1997, respectively. This increase was due to the factors discussed above.

     The net loss per common share increased from a net loss of $0.20 per share for the six months ended June 30, 1996 to a net loss of $0.28 per share for the six months ended June 30, 1997. This is reflective of the increase in net loss of $1,681,020 from the six months ended June 30, 1996 as compared to the six months ended June 30, 1997. The increased net loss was partially offset by the increased number of weighted average common equivalent shares at June 30, 1997 that resulted from the secondary offering which was finalized on August 14, 1996. As a result of the secondary offering there were approximately 9,866,000 weighted average common equivalent shares at June 30, 1997 as compared to approximately 5,146,000 weighted average common equivalent shares at June 30, 1996.

Liquidity and Capital Resources

     At June 30, 1997, the Company had a cash balance of $2,041,606 and working capital of $1,102,703 as compared to a cash balance of $4,956,656 and working capital of $4,096,160 at December 31, 1996. The decrease in cash and working capital was primarily attributable to the operating loss incurred during the first six months of 1997 and, in particular, exploration costs associated with dry holes which were drilled during the first half of 1997.

     Cash flows used in operations totaled $1,179,647, excluding $1,261,594 of exploration costs which are classified under cash flows used in investing activities.

     Cash flows used in investing activities totaled $1,756,573. Included in the cash flows used in investing activities are $2,194,648 of capital expenditures on gas and oil properties, including the exploration costs referred to above which are included in the operating loss for the period but are excluded from operating cash flows. Partially offsetting the capital expenditures during the six months ended June 30, 1997, the Company received $540,883 of proceeds from the sale of various oil and gas properties during the six months ended June 30, 1997.

     Cash flows from financing activities totaled $21,170 during the first six months of 1997. Cash flows from financing activities consisted of proceeds from debt issuances of $225,467 offset by repayments of long-term debt of $152,721 and preferred stock dividends paid of $51,576.

     The Company's principal obligations at June 30, 1997, were substantially the same as at December 31, 1996, and consisted principally of (i) servicing loans from Bank of America ($375,440 at June 30, 1997) and other loans, (ii) a non-recourse loan relating to the development of the Company's Starboard Prospect ($864,000 at June 30, 1997), (iii) payment of preferred stock dividends ($51,576 of dividends were paid during the first half of 1997 and $25,788 of dividends were declared and paid in July of 1997, subsequent to quarter end),
(iv) funding of the Company's exploration activities during the second half of 1997, and (v) funding of the day-to-day operating costs.

     The lack of success in 1997 drilling has caused the Company to reduce its exploration plans. It is not currently seeking additional projects and is focused upon causing its Starboard project to be drilled and certain other exploration projects in its inventory to be furthered. It will fund these projects, other than Starboard, exclusively with third party partners' funds via the sale of interest in the projects. In that the Company is not currently seeking additional projects it is reducing overhead to the maximum extent possible while still furthering its active projects. The effect of the reductions should be partially reflected in the third quarter and more fully in the fourth quarter of 1997. Its objective is to continue to maximize its ownership in the Starboard Project. In order to do so it is looking at several potential alternatives to supplement its cash and/or capital resources, including an asset acquisition for stock and/or potential business consolidations with other entities. The Board of Directors has authorized management to discuss certain merger or other business consolidations with third parties in order to ascertain whether a strategic transaction beneficial to the shareholders may be available.

     In the interim the Company has utilized, and expects to continue to utilize, its cash balances to fund negative cash flows from operations. Prior to the reductions currently being implemented the Company projected it would substantially deplete its cash reserves by year end. It believes the reductions will reduce but not eliminate the cash deficits in the remainder of the year. The Company is presently in non-compliance with the terms of its loan from Bank of America, but has secured a waiver of various covenants under the loan through June 30, 1997. The Company anticipates that it will require additional waivers of covenants under the Bank of America loan until such time as the Company begins to receive revenues, if ever, from its current exploration projects.

     Pending successful exploration results and/or third party investment in certain of the company's projects, the Company will need additional funds beyond its capital and credit lines over the next twelve months for operating or capital needs. Potential options available to the Company to raise any additional funds include, but are not limited to, (a) additional outside partners, (b) additional private borrowing, (c) the further sale of 3-D seismic data, (d) a sale of interests in its exploration projects (e) a business consolidation with another company or (f) the exchange of equity stock in return for cash and/or producing properties.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is party to a lawsuit filed in 1994 in the Circuit Court of Mobile, Alabama. Said lawsuit was brought by Frontier Exploration and Production Corporation ("Frontier") a subsidiary of the Company, as plaintiff to quiet title to leases it owns in the Mobile Bay area in Mobile County, Alabama. The original defendant, The Offshore Group, Inc. ("TOG"), filed various counterclaims pursuant to which, inter alia, it (i) claimed an ownership interest in the Mobile Bay area wells drilled by the Company and (ii) sought recovery of substantial damages it claimed to have sustained due to, among other stated reasons, delays in drilling allegedly caused by the Company. The well for which TOG alleged it sustained damages was a dry hole. TOG has dismissed its claims in this regard with prejudice. The Company has been awarded summary judgment as to all remaining counterclaims of TOG with respect to the Mobile Bay area wells, and the Company has sued TOG and certain of its principals for fraudulently asserting such claims. On June 6, 1996, the summary judgment was appealed. The Alabama Supreme Court has now affirmed the summary judgment decision in Frontier's favor. TOG has petitioned the Alabama Supreme Court to rehear its appeal. Absent relief on that petition Frontier's claims against the defendant may now proceed to trial and TOG has no further claims pending against Frontier.

     In addition to the above, the Company is a defendant from time to time in lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) On June 5, 1997, an annual meeting of shareholders of Frontier Natural Gas Corporation was held.

     (b) The following directors were elected (by the vote indicated) at such meeting:

                                        For            Against         Abstain
          Jeffrey R. Orgill          7,311,649         48,890           3,890
          Allen H. Sweeney           7,312,669         47,870           2,870

     Item 6. Exhibits and Reports on Form 8-K.

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


                                            FRONTIER NATURAL GAS CORPORATION




Date:  August 14, 1997                      By:  /s/  DAVID W. BERRY
     -----------------                         ---------------------------------
                                                 David W. Berry, Chief Executive
                                                 Officer (Principal Executive
                                                 Officer) and Director



Date:  August 14, 1997                      By:  /s/  DAVID B. CHRISTOFFERSON
     -----------------                         ---------------------------------
                                                 David B. Christofferson,
                                                 Executive Vice President,
                                                 General Counsel, Chief
                                                 Financial Officer and Director



Date:  August 14, 1997                      By:  /s/  STEPHEN R. STABILE
     -----------------                         ---------------------------------
                                                 Stephen R. Stabile,
                                                 Chief Accounting Officer