Form 10QSB
period 1997-09-30
FRONTIER NATURAL GAS CORP
filed 1997-11-14
CIK 901611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


                  500 Dallas, Suite 2920, Houston, Texas 77002
    ------------------------------------------------------------------------
    (Address of registrant's principal executive offices, including zip code)


                                 (713) 739-7100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No [   ]
                                              --------  ------

     9,865,906 shares of the registrant's common stock were outstanding as of November 12, 1997.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                        FRONTIER NATURAL GAS CORPORATION
                                  REPORT INDEX


                                                                         Page
                                                                         ----
PART  I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated  Balance Sheets as of September 30, 1997
          and December 31, 1996 (Unaudited)..............................  3

          Consolidated  Statements of  Operations  for the three
          and nine months ended September 30, 1997 and
          1996 (Unaudited)...............................................  5

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1997 and 1996 (Unaudited)..................  6

          Notes to Consolidated Financial Statements (Unaudited).........  7

     Item 2.  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations........................  9

PART II. OTHER INFORMATION............................................... 15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        FRONTIER NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  ASSETS

                                                                             September 30,           December 31,
                                                                                 1997                    1996
                                                                           ------------------      -----------------
Current assets:
    Cash and cash equivalents                                                $     1,232,719       $     4,956,656
    Accounts  receivable,  net of allowance for doubtful accounts
       of $10,533 at September 30, 1997 and December 31, 1996                        479,952               366,498
    Prepaid expenses and other                                                       263,765               282,317
    Receivables from affiliates                                                      133,847               152,419
                                                                           ------------------      -----------------
       Total current assets                                                        2,110,283             5,757,890

Property and equipment:
    Gas and oil properties, at cost -
       successful efforts method of accounting                                     3,272,908             5,280,115
    Other property and equipment                                                   1,169,127             1,074,727
                                                                           ------------------      -----------------
                                                                                   4,442,035             6,354,842

    Less accumulated depletion, depreciation and                                  (1,280,555)           (2,918,918)
                                                                           ------------------      -----------------
       amortization                                                                3,161,480             3,435,924

Other assets                                                                         142,901               437,378
                                                                           ------------------      -----------------

       Total assets                                                         $      5,414,664       $     9,631,192
                                                                           ==================      =================

   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                         September 30,             December 31,
                                                             1997                      1996
                                                       ------------------      ------------------
Current liabilities:
    Accounts payable                                     $       832,574         $       725,222
    Revenue distribution payable                                  61,773                 360,163
    Current portion of long-term debt                            471,164                 304,540
    Accrued and other liabilities                                559,765                 271,805
                                                       ------------------      ------------------
       Total current liabilities                               1,925,276               1,661,730

Long-term debt                                                    75,416                 325,394
Non-recourse debt                                                864,000                 681,618
Other long-term liabilities                                       62,954                 223,624
                                                       ------------------      ------------------
       Total liabilities                                       2,927,646               2,892,366


Stockholders' equity:
    Cumulative  convertible  preferred
     stock $.01 par value;  5,000,000  shares
       authorized;  85,961 shares issued and
       outstanding  at September 30, 1997
       and December 31, 1996;  ($859,610
       aggregate  liquidation  preference at
       September 30, 1997 and December 31, 1996)                     860                     860
    Common stock:
      Class A Common  stock,  $.01 par  value;
       20,000,000  shares  authorized; 9,865,906
       outstanding at September 30, 1997 and
       December 31, 1996                                          98,659                  98,659
    Unamortized value of warrants issued                         (33,953)                (54,325)
    Common stock subscribed                                       45,000                  45,000
    Common stock subscription receivable                         (45,000)                (45,000)
    Additional paid-in capital                                14,599,326              14,599,326
    Deficit                                                  (12,177,874)             (7,905,694)
                                                       ------------------      ------------------

       Total stockholders' equity                              2,487,018               6,738,826
                                                       ------------------      ------------------

       Total liabilities and stockholders' equity         $    5,414,664          $    9,631,192
                                                       ==================      ==================


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                         September 30,
                                                 --------------------------------      --------------------------------
                                                     1997              1996                1997              1996
                                                 --------------    --------------      --------------    --------------
Revenues:
    Gas and oil revenues                         $     87,084         $ 632,074        $     544,693      $ 2,573,635
    Realized loss on commodity transactions           (56,000)         (212,000)           (212,375)         (212,000)
    Gain on sale of assets                            263,737           (24,067)            396,087           246,504
    Operating fees                                      8,303            50,356              48,029           195,471
    Other revenues                                     43,470            48,899             158,260           141,318
                                                                   --------------
                                                 --------------                        --------------    --------------
          Total revenues                              346,594           495,262             934,694         2,944,928
                                                 --------------    --------------      --------------    --------------

Costs and expenses:

    Lease operating expense                           177,742           157,203             400,597           478,604
    Production taxes                                    4,018            46,509              18,273           185,927
    Transportation and gathering costs                  3,830            64,884             141,717           255,139
    Gas purchases under deferred contract               -----             -----               -----            82,461
    Unrealized loss on commodity transactions          95,199             -----             251,814             -----
    Depletion, depreciation and amortization          400,435           352,163             619,959         1,163,008
    Exploration costs                                 656,651           111,477           1,918,245           330,148
    Interest expense                                    -----           576,610               9,205           774,920
    Deferred gas contract settlement                    -----             -----               -----           368,960
    General and administrative expense                516,907           484,046           1,638,601         1,594,232
    Delay Rentals                                      14,766             -----             131,098             -----
                                                 --------------    --------------      --------------    --------------
                                                                   --------------      --------------    --------------
          Total costs and expenses                  1,869,548         1,792,892           5,129,509         5,233,399
                                                 --------------    --------------      --------------    --------------
Loss before provision for income taxes             (1,522,954)       (1,297,630)         (4,194,815)       (2,288,471)
Benefit (provision) for income taxes                    -----             -----               -----             -----
                                                 --------------    --------------      --------------    --------------
Net loss                                           (1,522,954)       (1,297,630)         (4,194,815)       (2,288,471)

Cumulative preferred stock dividend                   (25,788)          (25,788)            (77,365)          (77,365)
                                                 --------------    --------------      --------------    --------------

Net loss applicable to common stockholders        $(1,548,742)      $(1,323,418)        $(4,272,180)      $(2,365,836)
                                                 ==============    ==============      ==============    ==============

Net loss per common and common equivalent share
                                                 $      (0.16)     $      (0.19)       $      (0.44)     $      (0.33)
                                                 --------------    --------------      --------------    --------------

Weighted average number of common equivalent
    shares (in thousands)                               9,866             7,142               9,866              7,142
                                                 ==============    ==============      ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                           ------------------------------------------
                                                                                 1997                    1996
                                                                           ------------------      ------------------
Cash flows from operating activities:
    Net loss                                                                 $   (4,194,815)       $     (2,288,471)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depletion, depreciation and amortization                                     619,959               1,163,008
       Deferred gas contract settlement                                               -----                 368,960
       Gain on sale of assets                                                      (396,087)               (246,504)
       Deferred revenues under gas contract                                           -----                 (74,400)
       Gain on settlement of deferred compensation agreement                        (25,794)                  -----
       Amortization of warrants and financing costs                                  44,079                 691,700
       Writedown of oil & gas properties                                            489,661                   -----
       Unrealized loss on commodity transactions                                    251,814                   -----
       Exploration costs                                                          1,918,245                 330,148
       Changes in operating assets and liabilities:
         Trade and affiliate receivables                                            (94,882)               (121,830)
         Prepaid expenses and other                                                 113,981                  (7,078)
         Other assets                                                               294,477                  21,400
         Accounts payable                                                           107,352                (430,083)
         Revenue distribution payable                                              (298,390)               (175,660)
         Accrued and other                                                          (98,730)                 (8,745)
                                                                           ------------------      ------------------
       Net cash provided by (used in) operating activities                       (1,269,130)               (777,555)
                                                                           ------------------      ------------------

Cash flows used in investing activities:
   Capital expenditures - gas and oil properties                                 (3,055,258)             (2,831,912)
   Capital expenditures - other property and equipment                             (304,616)                (71,877)
   Proceeds from sale of assets                                                   1,002,540               4,671,088
                                                                           ------------------      ------------------
       Net cash provided by (used in) investing activities                       (2,357,334)              1,767,299
                                                                           ------------------      ------------------

Cash flows from financing activities:
   Proceeds from issuance of debt                                                   182,382               4,732,309
   Repayments of long-term debt                                                    (202,490)             (3,677,461)
   Debt issuance costs                                                                -----                (183,387)
   Payment for settlement of deferred gas contract                                    -----              (2,181,489)
   Preferred stock dividends paid                                                   (77,365)                  -----
   Proceeds from issuance of common stock                                             -----               6,430,647
                                                                           ------------------      ------------------
       Net cash provided by (used in ) financing activities                         (97,473)              5,120,619
                                                                           ------------------      ------------------

   Net increase (decrease) in cash and cash equivalents                          (3,723,937)              6,110,363

Cash and cash equivalents at beginning of period                                  4,956,656                  63,908
                                                                           ------------------      ------------------

Cash and cash equivalents at end of period                                  $     1,232,719        $       6,174,271
                                                                           ==================      ==================

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $                       $
                                                                                     62,657                 724,986
                                                                           ==================      ==================


   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   INTERIM FINANCIAL PRESENTATION

     The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and adjustments, all of which are of a normal recurring nature, which are necessary for a fair statement of the results for the nine months ended September 30, 1997 and 1996.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") to be effective for periods beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not believe that the application of the new standard will have a material effect on its reporting of consolidated results of operations, although certain additional disclosures relating to the Company's hedging .

3.   DISPOSITION OF OIL AND GAS PROPERTIES

     For the first nine months of 1997 the Company divested its interest in several wells located in Oklahoma, Texas and Arkansas and a portion of its interest in a prospect located in South Louisiana and the Company's interest in a production platform in Mobile Bay, Alabama for a total of $842,978 and realized a gain of $429,880. This gain was partially offset by a realized loss of $33,793 which was associated with the relocation of the Company headquarters to Houston, Texas.

     For the first nine months of 1996, the Company sold several properties in Oklahoma including the sale of the N.E. Cedardale field located in Major County, Oklahoma and a company vehicle for consideration totaling $3,986,802, and realized a net gain of $258,878. This gain was partially offset by a realized loss of $12,374, which was associated with the relocation of the Company headquarters to Houston, Texas.

4.   PREFERRED DIVIDENDS

     The Board of Directors of the Company declared a quarterly dividend of $.30 per share on the Company's outstanding cumulative convertible preferred stock. The dividend was paid July 31, 1997 to stockholders of record at the close of business July 28, 1997.

5.   COMMITMENTS AND CONTINGENCIES

         The Company has entered into employment agreements with certain employees. Two of these agreements expire December 31, 1999. The agreements had previously provided for salaries for each person and in addition, each of said two employees would have been entitled to receive deferred compensation. Effective August 15, 1997, the Company settled the deferred compensation portion of the employment agreements with these employees, which settlements resulted in a book gain to the Company of $25,794, and relieves the Company of any further deferred compensation liabilities to said employees. The agreements previously provided for automatic renewal for an additional one-year term. The Company, pursuant to the agreements with the employees, has elected to not extend the agreements; continued employment beyond December 31, 1999 of either of said employees would be at will.

     The Company also has employment agreements with two other employees. Both agreements expire on December 31, 1997 . The agreements previously provided for automatic renewal for an additional one-year term. The Company, pursuant to the agreements with the employees, has elected to not extend the agreements; continued employment of either of said employees would be at will. . The agreements provide for salaries as well as certain incentive compensation. All agreements contain provisions prohibiting the disclosure to third parties of proprietary information relating to the Company.

     The Company has entered into an agreement with a director to serve as a consultant to the Company. The consulting agreement provides for the director to furnish exploration and production oversight services on the Company's existing properties and prospects in the Mid-Continent Area and prospect generation and evaluation services on the Company's existing 3-D seismic data over acreage in the Mid-Continent Area, for a period of 23 months for a monthly compensation of $10,000 ending on March 1, 1998. This consulting agreement was entered into in settlement of a previously existing employment agreement which would have been more costly to the Company and for a longer period of time.

     Pursuant to the credit agreement with the bank, the Company entered into a natural gas swap agreement on 62,500 MMBTU of natural gas per month at $1.566 per MMBTU for Mid-Continent gas for the period from April 1, 1996 through January 31, 1999. The swap was amended to 31,250 MMBTU on September 25, 1996, due to the sale of the N.E. Cedardale field. The Company recorded a loss of $212,000 in connection with this reduction in quantities covered by the swap agreement. Currently the Company's monthly natural gas production is substantially less than the natural gas swap that is in place. This caused the Company to record an unrealized loss on the consolidated statements of operations of $95,199 and $251,814 for the three and nine month periods ended September 30, 1997, respectively. The total unrealized loss on the amended swap agreement was $443,207 at September 30, 1997. The Company has a hedge in place, which limits the potential cost per MMBTU it may have to settle at a price of $3.13 per MMBTU, for 31,250 MMBTU per month in November and December 1997 and January and February 1998.

     The Company is presently in non-compliance with the terms of its loan from Bank of America, but has secured a waiver of various covenants under the loan through September 30, 1997. The Company anticipates that it will require additional waivers of covenants under the Bank of America loan until such time as the Company begins to receive revenues, if ever, from its current exploration projects.

6.   SUBSEQUENT EVENTS

On October 20, 1997 at a duly called Special Meeting of Shareholders, a quorum was present and the proposal to increase authorized common shares from 20,000,000 to 40,000,000 was approved and, an amended Certificate of Incorporation is in the process of being filed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis reviews Frontier Natural Gas Corporation's operations for the three and nine month periods ended September 30, 1997 and 1996 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that Frontier's actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys not yet completed, drilling cost and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

Overview

     The Company's exploration activities for 1997 continued to center around furthering its Gulf Coast Projects, and in particular, the transition zones of South Louisiana which it initiated in 1995. The Company's main emphasis was in furthering the Starboard Prospect. The Company moved its headquarters to Houston, Texas, in September 1996, to allow the Company to more effectively exploit opportunities in these primary areas of exploration.

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

     The Company implemented what it considers to be an aggressive drilling program in 1997. In the first nine months of 1997, the Company participated in five dry holes and one unsuccessful sidetrack operation on South Louisiana prospects. It also participated in a dry hole in Mobile Bay, Alabama, on a high risk, high potential Oligocene feature. The Company did however participate in two successful completions in Garvin County, Oklahoma, resulting from 3D seismic.

     The 1997 drilling results to date have not been as hoped in that the Company has participated in eight wells drilled in 1997 and one sidetrack operation in an existing wellbore, which operations have resulted in two successful completions, six dry holes and one unsuccessful sidetrack operation due to mechanical difficulties. These results, coupled with limited capital resources have caused the Company to primarily focus on its Starboard project.

     The Company must also address its declining cash and/or capital resources in order to continue to maximize its interest in its Starboard Project. The result of the unsuccessful drilling and reductions in cash and capital assets has caused the Company to focus on its existing prospects and adopt a moratorium on seeking new projects. In addition the Company is reducing overhead and does not intend unless additional capital resources are raised to invest its own funds in any drilling, and projects other than Starboard will be drilled only with third party funds through the sale of working or other participation interests. In order to continue to maximize its ownership in Starboard, the Company must supplement its cash and/or capital resources. In this regard, it is looking at a potential asset acquisition with stock and the Company is reviewing other potential opportunities including potential business consolidations in order to increase efficiencies and exploration capital. See also "Liquidity and Capital Resources." In the event the Company does not raise or generate additional capital resources within approximately three months it will not have adequate liquidity to fund ongoing operations. In addition to possible acquisitions based upon an exchange of stock or a business merger or consolidation, such resources can be raised by a sale of working interests in the Starboard Project. Management believes such resources will likely be available within said time.

Three months ended September 30, 1997 compared with three months ended September 30, 1996

     Revenue. Total revenues decreased 30.1% from $495,262 for the quarter ended September 30, 1996, to $346,594 for the quarter ended September 30, 1997.

     Total gas and oil revenues decreased 86.2% from $632,074 to $87,084. The decrease in gas and oil revenues was primarily attributable to the ceased production from the Mobile Bay wells which came on stream in December of 1995 and from the sale of the Company's Cedardale properties and other properties located in Texas, Arkansas and Oklahoma as discussed below. Gas and oil revenues associated with Mobile Bay declined from $247,434 for the quarter ended September 30, 1996 and from the Cedardale properties declined from $91,637 for the quarter both as compared to no revenue for the quarter ended September 30, 1997. A contributing factor to the decline in gas and oil revenues was the sale of several of the Company's wells in Texas, Oklahoma and Arkansas.

     The decrease in gas and oil revenues during the third quarter of 1997 was partially offset by an increase in gain on sale of assets of $287,804 from a loss of $24,067 reported in the third quarter of 1996 to $263,737 reported in the third quarter of 1997. As a result of the sale of a substantial portion of the Company's operated properties in 1996, operating fees to the Company decreased from $50,356 in the third quarter of 1996 to $8,303 in the third quarter of 1997. The Company realized losses from various commodity transactions totaling $56,000 in the third quarter of 1997 as compared to a loss of $212,000 for the third quarter of 1996. These losses were attributable to various transactions in which the Company hedged its future gas delivery obligations as a requirement for its bank loan facility. Gains and losses are determined by whether the spot gas prices are higher or lower than the hedge contracts for the same time period. In addition to the foregoing, the Company had other revenues of $43,470 in the third quarter of 1997 as compared to $48,899 in the third quarter of 1996. Included in third quarter 1997 other revenues is the net gain of $25,794 from the Company's officers deferred compensation settlement which was executed on August 15, 1997.

     Costs and Expenses. Total costs and expenses of the Company increased 4.3% from $1,792,892 in the third quarter of 1996 to $1,869,548 in the third quarter of 1997. The change in costs and expenses was primarily attributable to a combination of decreases in transportation and marketing costs, production taxes and interest expense. Offsetting the foregoing decreases in expenses were increases in depletion and depreciation costs, lease operating expense, exploration costs, general and administration expenses, and delay rental expense.

     Transportation and gathering costs decreased 94.1% from $64,884 for the third quarter of 1996 compared to $3,830 for the third quarter of 1997. The decrease in transportation and gathering costs is due to the ceased production from the Mobile Bay wells.

     Production taxes declined 91.4% from $46,509 for the third quarter of 1996 to $4,018 for the third quarter of 1997 due to reduced net production of the Company.

     Interest expense decreased to zero in the third quarter of 1997 from $576,610 for the third quarter of 1996 due to the capitalization of interest for the ongoing Starboard Project in South Louisiana. The Bank of America loan was substantially repaid in September 1996 from the proceeds of the sale from the N.E. Cedardale properties.

     Depletion, Depreciation, and Amortization Expense ("DD&A") increased by 13.8% from $352,163 in the third quarter of 1996 to $400,435 for the third quarter of 1997. The increase was primarily attributable to writeoffs of $323,353 resulting from the plugging and abandonment of the wells located in Mobile Bay, Alabama.

     Lease operating expense increased 13.1% from $157,203 for the third quarter of 1996 to $177,742 for the third quarter of 1997. The increase in lease operating costs was attributable to ongoing workover activities on current operated properties and the onset of operational expenses of two successfully completed non operated wells in Garvin County, Oklahoma. Of the total of $177,742 incurred in the third quarter of 1997, $135,899 or 76.4% was attributable to the Company's Mobile Bay operations which contributed no revenue for the quarter and are presently being plugged and abandoned and the equipment salvaged. All anticipated lease operating expenses relating to said Mobile Bay wells have now been accrued. $1,675 of the total is attributable to other wells that have been sold, $4,966 which are being plugged, $206 is attributed to rework activity and $34,996 is attributable to ongoing operations.

     Exploration costs increased 489.1% from $111,477 for the third quarter of 1996 to $656,651 for the third quarter of 1997. The exploration costs reflect the impairment of oil and gas leases and expensed investments, of which $620,142 are attributable to dry hole costs. Also included in exploration costs is $36,508 of abandoned leasehold costs.

     General administrative expenses ("G&A") increased by 6.4% from $484,046 for the third quarter of 1996 compared to $514,907 in the third quarter of 1997. This was primarily attributable to increases in other professional services.

     Unrealized loss on commodity transactions was $95,199 for the third quarter of 1997. Currently the Company's production is less than the hedges that are in place. This caused the Company to record the unrealized loss. There was no such loss recorded for the same period in 1996.

     Delay rentals transactions were $14,766 for the third quarter 1997. This was attributed to rentals due on the Company's Starboard Prospect in Terrebonne Parish, Louisiana.

     Net Income (loss). The net loss increased from $1,297,630 to $1,522,954 for the third quarter ended September 30, 1996 and September 30, 1997, respectively. This increase was due to the factors discussed above.

     The net loss per common share decreased from a net loss of $0.19 per share in the third quarter of 1996 to a net loss of $0.16 per share in the third quarter of 1997. This is attributed to the increased number of weighted average common equivalent shares at September 30, 1997 that resulted from the secondary offering which was finalized on August 14, 1996. As a result of the secondary offering there were approximately 9,866,000 weighted average common equivalent shares at September 30, 1997 as compared to approximately 7,142,000 weighted average common equivalent shares at September 30, 1996.

Nine months ended September 30, 1997 compared with nine months ended September 30, 1996

     Revenue. Total revenues decreased 68.3% from $2,944,928 for the nine months ended September 30, 1996, to $934,694 for the nine months ended September 30, 1997.

     Total gas and oil revenues decreased 78.9% from $2,573,635 to $544,693. The decrease in gas and oil revenues was primarily attributable to ceased production from the Mobile Bay wells which came on stream in December of 1995 and from the sale of properties discussed below. Gas and oil revenues associated with Mobile Bay declined from $641,609 for the nine months ended September 30, 1996 compared to $60,808 for the nine months ended September 30, 1997. A contributing factor to the decline in gas and oil revenues was the sale of the Company's N.E. Cedardale field located in Major County, Oklahoma on September 27, 1996. The Company recorded gas and oil revenues associated with the N.E. Cedardale field of $530,213 for the nine months ended September 30, 1996 and no revenue in 1997.

     As a result of the sale of a substantial portion of the Company's operated properties in 1996, operating fees to the Company decreased from $195,471 for the nine months ended September 30, 1996 to $48,029 for the nine months ended September 30, 1997. The Company realized losses from various commodity transactions totaling $212,375 for the nine months ended September 30, 1997 as compared to a loss of $212,000 for the same period of 1996. These losses were attributable to various transactions in which the Company hedged its future gas delivery obligations as a requirement for its bank loan facility. The Company also had other revenues of $158,260 in the nine months ended September 30, 1997 as compared to $141,318 in the nine months ended September 30, 1996. Included in the nine months ended September 30, 1997 other revenues is the net gain of $25,794 from the Company's officers deferred compensation settlement which was executed on August 15, 1997.

     Costs and Expenses. Total costs and expenses of the Company decreased 2.0% from $5,233,399 for the nine months ended September 30, 1996 compared to $5,129,509 for the nine months ended September 30, 1997. The decrease in costs and expenses was primarily attributable to a combination of decreases in non-recurring deferred gas contract settlement costs and gas purchases under deferred contracts, decreases in depletion, depreciation and amortization, interest expense, and operating costs associated with oil and gas properties such as lease operating expense, transportation, and production taxes. Partially offsetting the foregoing decreases in expenses were increases in unrealized loss on commodity transactions, exploration costs, general and administrative expense, and delay rental expense.

     Depletion, Depreciation, and Amortization Expense ("DD&A") decreased by 46.7% from $1,163,008 for the nine months ended September 30, 1996 to $619,959 for the nine months ended September 30, 1997. The decrease in DD&A was primarily attributable to the sale of certain of the Company's properties including the N.E. Cedardale field located in Major County, Oklahoma on September 27, 1996, and was partially offset by the plugging of the Company's Mobile Bay wells located in Alabama.

     Interest expense decreased to $9,205 for the nine months ended September 30, 1997 from $774,920 for the nine months ended September 30, 1996. The Bank of America loan was substantially repaid in September 1996 from the proceeds of the sale from the N.E. Cedardale properties, and in 1997 the Company capitalized a large portion of its interest in its ongoing Starboard Prospect.

     Lease operating expense decreased 16.3% from $478,604 for the nine months ended September 30, 1996 to $400,597 for the nine months ended September 30, 1997. The reduction in lease operating costs was attributable to the sale of operated properties, including the N.E. Cedardale field. Of the nine month 1997 total $266,040 was attributable to the Company's Mobile Bay wells currently being plugged.

     Production taxes declined 90.2% from $185,927 for the nine months ended September 30, 1996 to $18,273 for the nine months ended September 30, 1997 due to reduced production .

     Transportation and gathering costs decreased 44.5% from $255,139 for the nine months ended September 30, 1996 compared to $141,717 for the nine months ended September 30, 1997. The reduction in transportation and gathering costs is due to the ceased production from the Mobile Bay wells.

     Unrealized loss on commodity transactions was $251,814 for the nine months ended September 30, 1997. Currently the Company's production is less than the hedges that are in place. This caused the Company to record the unrealized loss. There was no such loss recorded for the same period in 1996.

     Exploration costs increased 481.1% from $330,148 for the nine months ended September 30, 1996 to $1,918,245 for the nine months ended September 30, 1997. The exploration costs reflect the impairment of oil and gas leases and expensed investments, of which $1,748,498 are attributable to dry hole costs. Also included in exploration costs is $169,747 of abandoned leasehold costs.

     General administrative expenses ("G&A") increased by 2.8% from $1,594,232 for the nine months ended September 30, 1996 compared to $1,638,601 for the nine months ended September 30, 1997. This was primarily attributable to increases in other professional services.

     Delay rental expense increased from zero to $131,098 for the period September 30, 1997 as compared to the same period in 1996. This increase was primarily attributed to the rental obligations of the Company 's Starboard project in South Louisiana.

     Net Income (loss). The net loss increased from $2,288,471 to $4,194,815 for the nine months ended September 30, 1996 and September 30, 1997, respectively. This increase was due to the factors discussed above.

     The net loss per common share increased from a net loss of $0.33 per share for the nine months ended September 30, 1996 to a net loss of $0.44 per share for the nine months ended September 30, 1997. This is reflective of the increase in net loss of $1,906,344 from the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1997. The increased net loss was partially offset by the increased number of weighted average common equivalent shares at September 30, 1997 that resulted from the secondary offering which was finalized on August 14, 1996. As a result of the secondary offering there were approximately 9,866,000 weighted average common equivalent shares at September 30, 1997 as compared to approximately 7,142,000 weighted average common equivalent shares at September 30, 1996.

Liquidity and Capital Resources

     At September 30, 1997, the Company had a cash and cash equivalent balance of $1,232,719 and working capital of $185,007 as compared to a cash and cash equivalent balance of $4,956,656 and working capital of $4,096,160 at December 31, 1996. The decrease in cash and working capital was primarily attributable to the operating loss incurred during the first nine months of 1997 and, in particular, exploration costs associated with dry holes which were drilled during the first nine months of 1997.

     Cash flows used in operations totaled $1,269,130, excluding $1,918,245 of exploration costs which are classified under cash flows used in investing activities.

     Cash flows used in investing activities totaled $2,357,334. Included in the cash flows used in investing activities are $3,055,258 of capital expenditures on gas and oil properties, including the exploration costs referred to above which are included in the operating loss for the period but are excluded from operating cash flows. Partially offsetting the capital expenditures during the nine months ended September 30, 1997, the Company received $842,978 of proceeds from the sale of various oil and gas properties during the nine months ended September 30, 1997, which combined with other asset sales to total $1,002,540.

     Cash flows from financing activities reflect a use of cash of 97,473 during the first nine months of 1997. Cash flows from financing activities consisted of proceeds from debt issuances of $182,382 offset by repayments of long-term debt of $202,490 and preferred stock dividends paid of $77,365.

     The Company's principal obligations at September 30, 1997, were substantially the same as at December 31, 1996, and consisted principally of (i) servicing loans from Bank of America ($335,181 at September 30, 1997) and other loans, (ii) a non-recourse loan relating to the development of the Company's Starboard Prospect ($864,000 at September 30, 1997), (iii) payment of preferred stock dividends ($77,365 of dividends were paid during the first nine months of 1997), (iv) funding of the Company's exploration activities during the last half of 1997, (v) funding of the day-to-day operating costs. Unrealized losses on commodity transactions were $251,814 for the period ended September 30, 1997. There were no such losses for the same period in 1996.

     The lack of success in 1997 drilling has caused the Company to reduce its exploration plans. It is not currently seeking additional projects and is focused upon causing its Starboard project to be drilled and certain other exploration projects in its inventory to be furthered. Absent additional new capital resources it will fund these projects exclusively with third party partners' funds via the sale of interest in the projects. In that the Company is not currently seeking additional projects it is reducing overhead to the maximum extent possible while still furthering its active projects. The effect of the reductions will be reflected in the fourth quarter and more substantially in the first quarter of 1998. Its objective is to continue to maximize its ownership in the Starboard Project. In order to do so it is looking at several potential alternatives to supplement its cash and/or capital resources, including an asset acquisition for stock and/or potential business consolidations with other entities. The Board of Directors has authorized management to discuss certain merger or other business consolidations with third parties in order to ascertain whether a strategic transaction beneficial to the shareholders may be available. The Company has been pursuing said discussions with several entities and management is devoting most of its' time to this issue.

     In the interim, the Company has utilized, and expects to continue to utilize, its cash balances to fund negative cash flows from operations. The Company expects that it will have depleted its current cash reserves by early 1998. As such it is imperative that the Company increase its' capital by early 1998, or it will be unable to fund its projects and operations. This can possibly be done either pursuant to a business consolidation or an asset acquisition for stock. Management is aggressively pursuing such options and is in discussions with several entities in this regard. Absent success with such sources, sale of working interests in Company projects, including Starboard, could be sold for cash. The Company believes that such alternatives are viable and achievable although no assurances can presently be made. The Company is presently in non-compliance with the terms of its loan from Bank of America, but has secured a waiver of various covenants under the loan through September 30, 1997. The Company anticipates that it will require additional waivers of covenants under the Bank of America loan until such time as the Company begins to receive revenues, if ever, from its current exploration projects. The Company has no assurance said waiver will be granted.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is party to a lawsuit filed in 1994 in the Circuit Court of Mobile, Alabama. Said lawsuit was brought by Frontier Exploration and Production Corporation ("Frontier") a subsidiary of the Company, as plaintiff to quiet title to leases it owns in the Mobile Bay area in Mobile County, Alabama. The original defendant, The Offshore Group, Inc. ("TOG"), filed various counterclaims pursuant to which, inter alia, it (i) claimed an ownership interest in the Mobile Bay area wells drilled by the Company and (ii) sought recovery of substantial damages it claimed to have sustained due to, among other stated reasons, delays in drilling allegedly caused by the Company. The well for which TOG alleged it sustained damages was a dry hole. TOG has dismissed its claims in this regard with prejudice. The Company has been awarded summary judgment as to all remaining counterclaims of TOG with respect to the Mobile Bay area wells, and the Company has sued TOG and certain of its principals for fraudulently asserting such claims. On June 6, 1996, the summary judgment was appealed. On October 24, 1997, the Alabama Supreme Court affirmed the summary judgment decision in Frontier's favor. TOG has petitioned the Alabama Supreme Court to rehear its appeal. Absent relief on that petition Frontier's claims against the defendant may now proceed to trial and TOG has no further claims pending against Frontier.

     In addition to the above, the Company is a defendant from time to time in lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     See the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (10.1) Amendment  to  Employment  Agreement  with David W. Berry dated
                 August 15, 1997

          (10.2) Amendment to Employment Agreement with David B. Christofferson dated August 15, 1997

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


                                       FRONTIER NATURAL GAS CORPORATION




Date:  November 14, 1997                By:  /s/  DAVID W. BERRY
     -------------------                   ------------------------------------
                                           David W. Berry, Chief Executive
                                           Officer (Principal Executive Officer)
                                           and Director


Date:  November 14, 1997                By:  /s/  DAVID B. CHRISTOFFERSON
     -------------------                   -------------------------------------
                                           David B. Christofferson, Executive
                                           Vice President, General Counsel,
                                           Chief Financial Officer and Director