Form 10KSB40
period 1997-12-31
FRONTIER NATURAL GAS CORP
filed 1998-04-06
CIK 901611

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

/X/        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
/ /        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                 TO

                        COMMISSION FILE NUMBER: 0-22782

                        FRONTIER NATURAL GAS CORPORATION

              (Exact name of small business issuer in its charter)

                   OKLAHOMA                                        73-1421000
           (State of incorporation)                  (I.R.S. Employer Identification Number)

                             500 DALLAS, SUITE 2920
                              HOUSTON, TEXAS 77002
   (Address of registrant's principal executive offices, including zip code)

       Registrant's telephone number, including area code: (713) 739-7100

         Securities registered under Section 12(b) of the Exchange Act:

                                                                                NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                          ON WHICH REGISTERED
-----------------------------------------------------------  -----------------------------------------------------------
                           None                                                         None

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                PREFERRED STOCK
                    SERIES A COMMON STOCK PURCHASE WARRANTS
                    SERIES B COMMON STOCK PURCHASE WARRANTS

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    State issuer's revenues for its most recent fiscal year: $908,609

    The aggregate market value of the voting stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $6,487,857 on March 27, 1998 (based on the last sales price of $0.75 per share as reported on the NASDAQ Stock Market).

    9,935,906 shares as the registrant's common stock were outstanding as of March 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FRONTIER NATURAL GAS CORPORATION
                        FOR YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS
                                  FORM 10-KSB
                                     PART I

   ITEM                                                                                                             PAGE
   -----                                                                                                            -----
        1.   Description of Business...........................................................................           1

        2.   Description of Property...........................................................................          14

        3.   Legal Proceedings.................................................................................          16

        4.   Submission of Matters to a Vote of Security Holders...............................................          16

                                                          PART II

        5.   Market for Common Equity and Related Stockholder Matters..........................................          17

        6.   Management's Discussion and Analysis or Plan of Operation.........................................          17

        7.   Financial Statements..............................................................................          24

        8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............          44

                                                          PART III

        9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
               Exchange Act....................................................................................          45

       10.   Executive Compensation............................................................................          45

       11.   Security Ownership of Certain Beneficial Owners and Management....................................          45

       12.   Certain Relationships and Related Transactions....................................................          45

                                                          PART IV

       13.   Exhibits and Reports on Form 8-K..................................................................          45

             Signatures........................................................................................          48

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

ITEM 1.  DESCRIPTION OF BUSINESS
  GENERAL

                                  THE COMPANY

    The Company is an independent energy company engaged in the exploration for and development of natural gas and oil reserves. It has also has engaged in the acquisition, production, development and marketing of natural gas and oil. Its early growth was through acquisitions of natural gas reserves principally in the mid-continent area of Arkansas, Kansas, Oklahoma and Texas. In recent years, the Company's business activities have evolved to focus more on exploration and related developmental drilling projects in southern Louisiana and along the Gulf Coast of Alabama, Mississippi and Texas. Currently its most significant interest is its Starboard Project, which is composed of a group of distinct, high potential exploration prospects, as well as undeveloped locations in the Gulf Coast region of Louisiana. The Company's current business objective is to increase its reserves by drilling natural gas and oil wells on prospects identified and developed through the use of well correlations, CAEX technologies and 3-D seismic surveys. Its strategy is to increase shareholder value by becoming the most active explorer in those specific geographically focused areas that comprise its exploration projects. The Company also may acquire producing properties as market conditions and the Company's resources allow. The appropriate use of 3-D seismic is the Company's key tool for achieving these objectives.

    In 1997 the Company was confronted with several issues that resulted in the substantial depletion of its cash resources. Most significantly, the Company lost substantial revenues over 1996 due to the premature loss of production in its Mobile Bay area wells due to water encroachment. The Company also experienced significant delays in drilling on its Starboard Project. It responded by participation in a series of primarily third party originated projects, many of which were not confirmed by 3-D seismic data, and which drilling resulted in very poor results and minimal cash flow. The Board then directed the Company to seek a strategic business combination. After a significant search the Company entered into the below described agreement with Esenjay Petroleum Corporation ("Esenjay") and Aspect Resources LLC ("Aspect"), which if consummated, will result in substantial changes in the nature and scope of the Company. Management and the Board believe said changes will position the Company to effectively pursue its business strategy. In the event the agreements are not consummated, the Company would have to seek other partners or sell down the majority of its project inventory to survive.

    On January 19, 1998, the Company entered into the Acquisition Agreement with Esenjay and Aspect (the "Acquisition Agreement"). Pursuant to the terms and conditions of the Acquisition Agreement, and subject to approval by the Company's shareholders the Company will purchase from Esenjay (the "Esenjay Assets") and Aspect (the "Aspect Assets") certain undeveloped oil and gas exploration projects in the onshore Gulf Coast area (the "Acquisitions"). The Company will issue up to 30,991,563 shares of Common Stock to Esenjay in exchange for the Esenjay Assets, and will issue up to 29,648,636 shares of Common Stock to Aspect or its assigns in exchange for the Aspect Assets. The Company has filed a preliminary Schedule 14A proxy statement in this regard and intends to have a shareholders meeting in late April or early May of 1998 to seek the approval of its shareholders of the Acquisitions and related matters.

    The Company will substantially increase the scope and diversity of its portfolio (generally 25% to 40%) of projects upon consummation of the Acquisitions. The acquired assets include substantial working interests in 28 exploration projects, almost all of which are natural gas oriented, located primarily along the Texas Gulf Coast. Most of the projects have been, are being, or will be enhanced with 3-D seismic data and CAEX technologies. The Acquisitions include leases or options in over 280,000 gross acres. The 3-D seismic data acquired will, when complete, cover approximately 1,500 square miles. Drilling operations have commenced on four of the exploration projects to be acquired by the Company with substantial drilling anticipated through the remainder of this year.

    The discussion of the Company's business and properties set forth below is a discussion of the Company's historical business and operations before consummation of the Acquisitions.

    The Company moved its headquarters to Houston, Texas, in September 1996, to allow the Company to more effectively exploit opportunities along the Gulf Coast. The Company's exploration activities for 1997 continued to center around furthering its Gulf Coast projects, and in particular, the transition zones of South Louisiana, which it initiated in 1995. The Company's main emphasis was in furthering the Starboard Project and, in the second half of 1997, reviewing and analyzing potential acquisitions and consolidations.

    The Starboard Project, located in Terrebonne Parish, Louisiana, has been the primary focus of the Company's exploration work for over two years, and continues to be the most significant project in the Company's history. Partners include Fina Oil and Chemical Company, two affiliates of public utilities, and a development drilling financing commitment from Bank of America Illinois. The Company owns working interests in its leases over this project ranging from 12% to 48%, depending upon the target formation depths. The 3-D seismic data has been shot, processed and interpreted. The project includes both developmental and exploratory locations. After seismic interpretation, three initial wells have been proposed by the partners, two of which are exploratory and one of which is developmental. Drilling is expected to commence late in the second quarter of 1998. The Company is highly dependent upon this project, which dependence will, if the Acquisitions are consummated, be significantly reduced.

    In 1997 the Company implemented a drilling program it considered to be aggressive. In the first nine months of 1997, the Company participated in five dry holes and one unsuccessful sidetrack operation on South Louisiana prospects. It also participated in a dry hole in Mobile Bay, Alabama, on a high risk, high potential Oligocene feature. The Company did however participate in two successful completions in Garvin County, Oklahoma, resulting from 3-D seismic data. No drilling was conducted in the fourth quarter. These results, coupled with limited capital resources, caused the Company to primarily focus on its Starboard Project and to look at potential consolidation opportunities. In this regard, it looked at potential asset acquisitions using stock and other potential opportunities, including business consolidations in order to increase efficiencies and exploration capital.

    As a result of its search for an appropriate business combination transaction, the Company entered into the Acquisition Agreement with Esenjay and Aspect. Upon consummation of the transactions contemplated by the Acquisition Agreement, Esenjay and Aspect or its assignees would own an aggregate of approximately 85.92% of the issued and outstanding Common Stock. If the Company does not close the transaction set forth in the Acquisition Agreement, or find alternative sources of capital, or sell substantial interests in its prospect inventory, it will not have adequate liquidity to fund ongoing operations.

    The Company plans to continue to expand its exploration activities in the Gulf Coast area through several current activities, including (i) the Acquisitions; (ii) generation of prospects with its existing partners; (iii) identification of "bright spot" seismic anomalies; (iv) acquisition of acreage on additional high potential Gulf Coast exploration projects identified by the Company; and (v) evaluation of technology enhanced exploration prospect opportunities in Gulf Coast areas.

THE ACQUISITIONS

    On January 19, 1998 the Company entered into an acquisition agreement with Esenjay and Aspect, which calls for the Company to issue 30,991,563 shares of its common stock for Esenjay and 29,648,636 shares of its common stock for Aspect in exchange for substantial interests in an array of primarily natural gas, technology enhanced exploration projects. The acquisitions include interests in 28 projects, leases or options in over 280,000 gross acres, and interests in 3-D seismic shoots and data, which will cover over 1,500 square miles when completed. Closing of the Acquisition Agreement, a copy of which is attached as an exhibit for this Form 10-KSB, is subject to, among other things, approval by the Company's shareholders. The Company has filed a preliminary schedule 14A proxy statement to call such a meeting. In conjunction with the Acquisitions, if approved, the Board will add a new President and C.E.O. and incur a change in the majority of its Board. The Company will also redeem its issued and outstanding convertible preferred stock. Further information is provided in the Acquisition Agreement attached as an exhibit to this Form 10-KSB and any and all discussion herein is qualified in its entirety by reference to said Acquisition Agreement.

    Set forth below is a description of the assets intended to be acquired pursuant to the Acquisition Agreement. All of the interests are in non-producing properties. All acreage figures are estimates only due to the ongoing daily process of acquiring, evaluating, and releasing acreage. Estimates of drilling and completion costs are gross amounts and are not net to the Companies' interests in the related projects. Actual costs may vary materially from the estimates. There can be no assurance that the Company will find commercial hydrocarbon production from its exploration activities on said properties.

    GERONIMO PROJECT. The Company will acquire from Esenjay an aggregate 20% interest in this project, which consists of approximately 6,700 gross acres of leases and options in San Patricio County, Texas. A 72 square mile 3-D seismic survey has been conducted and has identified several prospective drillsites, three of which have already been drilled. The first two proceeded the Acquisition Agreement and were drilled by Esenjay. Both resulted in successful completions. The third well was drilled since the effective date of the Acquisition Agreement and will be for the account of the Company, if the Acquisitions are consummated. The well is currently being completed. Historical total production from Frio Sands within the 3-D seismic survey area has been 500 BCF of gas and 13 million barrels of oil. One deeper Vicksburg well is currently scheduled to be drilled by the Company in 1998. The estimated cost of drilling and completing a shallow well in this project area is approximately 1.2 million dollars with deeper wells costing as much as $4 million.

    DUVAL, MCMULLEN PROJECT. The Company will acquire from Esenjay an aggregate 90% interest in this project, which consists of approximately 2,000 gross and net acres of options in Duval and McMullen Counties, Texas. Within this acreage is a field that has produced one half trillion cubic feet of gas. A one year old proprietary 3-D seismic survey has recently become available. Immediate plans are to acquire and interpret the 3-D seismic data prior to any drilling. Drilling and completed well costs are estimated to range from $800,000 for shallow wells (the bulk of the area production has come from these shallower field pays) and $1.2 million for deeper wells.

    LA ROSA PROJECT. The Company will acquire from Esenjay an 8% interest in this project, which consists of approximately 7,700 gross acres of options and leases. The La Rosa Field (which is within the project area) has produced in excess of 15 million bbls of oil and 170 BCF of gas since 1938. Approximately 25 to 30 square miles of 3-D seismic data has been shot and interpreted. The prospective sections are Frio and Vicksburg. The first well drilled in 1997, by Esenjay, prior to entering the Acquisition Agreement, was completed as a Frio Sands gas producer. One well has been drilled since the effective date of the Acquisition Agreement, which will be for the account of the Company if the Acquisitions are consummated. The well was a dry hole. The estimated costs of drilling and completing a Frio Sands well in this project area are approximately $550,000.

    MATAGORDA I PROJECT. The Company will acquire from Esenjay an aggregate 74% interest in this project, which consists of approximately 9,500 gross acres of options in Matagorda County, Texas. Production was first discovered in this area in 1932. Four shallow wells have produced 854,000 bbls of oil within this acreage. Available 2-D seismic data suggests numerous undrilled fault segments. In addition, only one deep well has been drilled. A 3-D seismic survey is scheduled mid-year 1998 as part of an adjacent project (which survey will cover the project area). The estimated costs of a drilled and completed shallow well in this project area are approximately $550,000, and the costs of drilling and completing a deeper well are approximately $1.3 million.

    MATAGORDA II PROJECT. The Company will acquire from Esenjay an aggregate 66% interest in this project, which consists of approximately 7,500 gross acres of options in Matagorda County, Texas. The project area has produced 41 BCF of gas and 3,000,000 bbls of oil. Two exploitation/development prospects have been generated within the prospect area. In additions a 1,000 acre wildcat prospect has been identified for the entire package of TEX MISS sands, located within the project area between two producing fields. This area is scheduled for a 3-D survey mid-year 1998 in conjunction with the Matagorda I Project. The estimated costs of drilling and completing a shallow well are approximately $550,000 and a deep well $1.3 million.

    THOMPSON CREEK PROJECT. The Company will acquire from Esenjay an aggregate 56% interest in this project, which consists of approximately 2,219 gross acres in Wayne County, Mississippi. This project appears to be a large, faulted, salt-based anticline with multiple oil pays. The prospective section ranges from 7,000 feet to 17,000 feet. There currently exists a drillable (without 3-D seismic) Cotton Valley test which also has secondary objectives. This prospect was generated by using subsurface and 2-D seismic. However, the Company intends to employ 3-D seismic prior to any drilling. The structure has both anticline and fault traps plus drape plays exist on the flank of the salt structure. Known trend producers include the Tuscaloosa, Paluxy, Wash/Fred, Hosston, Rodessa, Cotton Valley, Smackover and Norphlet. Typical initial flow rates are 500 bbls of oil (allowable); wells can, however, easily test at rates greater than 1,000 bbls of oil in the Cotton Valley. Approximately 12 square miles of full fold 3-D seismic data will be necessary to image the acreage position. A speculative 3-D seismic survey is being conducted by a seismic vendor over this area and the processed data should be delivered in the summer of 1998. The estimated costs of drilling and completing a 15,500' Cotton Valley well in this project area are approximately $1.35 million.

    WILLACY COUNTY PROJECT. The Company will acquire from Aspect and Esenjay an aggregate 78.875% interest in this project, which consists of approximately 10,288 gross acres of leases and options in Willacy County, Texas. Fields in the immediate area have produced approximately 78 BCF of gas and 2.5 million bbls of oil. This project includes separate geologic structures known by four different field names. The pre 3-D seismic geologic study of this area has identified six possible drilling locations. These locations were picked as a result of subsurface well correlation and production analysis and will be re-evaluated after interpretation of the 3-D seismic data. The estimated costs of drilling and completing a well in this project area are approximately $550,000. A 50 square mile 3-D survey is scheduled for mid-year 1998.

    TIDEHAVEN PROJECT. The Company will acquire from Aspect and Esenjay an aggregate 40.5% interest in this project, which consists of leases and options covering approximately 7,300 gross acres in Matagorda County, Texas. Fields in the immediate area have produced approximately 65 BCF of gas and 5 million bbls of oil. The Tidehaven Field, which is inside the project area, has multiple Frio Sands pays, down to 12,000 feet. Numerous known pays and multiple fault blocks make this structure a good 3-D seismic candidate. Interpretation of the 28 square mile 3-D seismic data set is now 90% complete. As of this date, drilling has commenced on a well in which the Company will, in the event the Acquisitions are consummated, own a working interest effective prior to the date drilling commenced. The estimated costs of drilling and completing wells in this project range from $550,000 to approximately $1.3 million, depending upon depth.

    EL MATON PROJECT. The Company will acquire from Aspect and Esenjay an aggregate 46.5% interest in this project, which consists of leases and options covering approximately 10,468 gross acres in Matagorda County, Texas. Fields in the immediate area have produced 60 BCF of gas and associated condensate. A 29 square mile 3-D seismic survey was started in late May 1997 as an extension of the Tidehaven shoot. The geologic setting and target zones are the same as Tidehaven and the information obtained at Tidehaven should benefit the El Maton project. The 3-D seismic data is in the interpretation phase and several leads have been identified. The estimated costs of drilling and completing a well in this project area are approximately the same as Tidehaven.

    MIDFIELD PROJECT. The Company will acquire from Aspect and Esenjay an aggregate 37.5% interest in this project, which consists of leases and options covering approximately 4,300 gross acres in Matagorda County, Texas. Fields in the immediate area have produced 90 BCF of gas and 10 million bbls of oil. The project is an extension of the Tidehaven and El Maton 3-D seismic shoots. A 21 square mile 3-D seismic survey was started in late May 1997. The geologic setting and target zones are the same as Tidehaven and the information obtained from Tidehaven should benefit this project. Data interpretation is disappointing for the zones, which have historically been productive in the area; however, the data revealed two potential shallow locations. These locations need additional work before drilling can be scheduled. The estimated costs of drilling and completing a well in this project area are approximately $550,000.

    WOLF POINT PROJECT. The Company will acquire from Aspect and Esenjay an aggregate 45.5% interest in this project, which consists of approximately 1,520 gross acres of state leases in Calhoun County, Texas. Fields in the immediate area have produced approximately 35 BCF of gas and 6 million bbls of oil. The project area is covered by 3-D seismic data and Esenjay has drilled five successful wells on adjacent leases. The prospects will require directional drilling. This project has previously multiple Frio pay potential from 7,000 to 9,000 feet, all normal pressured. Known field pays from this area are from the 7,200' Frio, 7,500' Frio, 7,700' Frio, Broughton, Oats, Upper Middle and lower Melbourne sands. Additional geophysical processing is in progress to attempt to identify direct hydrocarbon indicators. Several potential drill sites have been delineated. The total estimated costs of a drilled and completed well in this project area are approximately $900,000.

    HALL RANCH PROJECT. The Company will acquire from Aspect and Esenjay an aggregate 41.5% interest in this project, which consists of leases and options covering approximately 7,550 gross acres under 57 square miles of 3-D seismic data in Karnes County, Texas. Fields in the immediate area have produced approximately 250 BCF of gas and over 20 million bbls of oil. The Hall Ranch area is an under-explored ridge on trend with several producing fields. Multiple potential pays encompassing four expanded fault blocks have been delineated. Including potential Wilcox pays from 8,000 to at least 17,000 feet. Known field pays are from Wilcox reservoirs in the Migura, Roeder, Bunger, Hackney, Middle Wilcox L series sands, and the Upper Wilcox. Several potential drill sites are delineated. As of this date drilling has commenced on a deep well in which the Company will, in the event the Acquisitions are consummated, own a working interest effective prior to the date drilling commenced. Estimated drilling and completed well costs in the project area range from approximately $270,000 to $600,000, and wells completed in the deep zones (to 12,500 feet) cost approximately $1.8 million.

    HORDES CREEK PROJECT. The Company will acquire from Aspect and Esenjay an aggregate 41.5% interest in this project, which contains leases and options of approximately 8,300 gross acres located in Goliad County, Texas. Hordes Creek has potential in the Miocene, Frio, Yegua, and the Upper, Middle, and Lower Wilcox. The targeted feature has produced 100 BCF of gas to date (from fields in the project area). Preliminary migrated 3-D data covering 25 square miles is being interpreted and currently four potential drilling locations have been identified. The estimated costs of drilling and completing a 9,500' well in the project area are approximately $800,000.

    MIKESKA PROJECT. The Company will acquire from Aspect and Esenjay a 38% interest in this project, which appears to contain two large growth faults under a leasehold of 8,200 gross acres located in Live Oak

County, Texas. Fields in the immediate area have produced approximately 200 BCF of gas and 2 million bbls of oil. This exploration play is characterized by excellent reservoir rock in the Wilcox. Multiple pay potential exists from 8,500 feet to at least 16,000 feet. This portion of the Wilcox trend contains known pays from the Hockley, four Queen City sands, four Slick sands, six Luling sands, three Tom Lyne sands and three to five House sands. A 31 square mile 3-D seismic survey has been conducted and the data is being interpreted. Currently, several drill sites have been delineated, and as of this date drilling has commenced on a well in which the Company will, in the event the Acquisitions are consummated, own a working interest effective prior to the date drilling commenced. The estimated costs of drilling and completing a deep well in this project area are approximately $1.4 million.

    PILEDRIVER PROJECT. The Company will acquire from Aspect and Esenjay an aggregate 62.5% interest in this project, which consists of 640 gross acres located in Chambers County, Texas. Fields in the immediate area have produced approximately 269 BCF of gas and 17 million bbls of oil. The objectives are two Frio sands. One of these target sands had a significant gas test at the top of the sand in a well that is down dip to Esenjay's acreage. A recent speculative 3-D seismic survey has been conducted by Western Geophysical. It is the Company's current intention to acquire and interpret 3-D seismic over the prospect before making any drilling decisions. The estimated costs of drilling and completing a well are approximately $1.85 million.

    HOUSTON ENDOWMENT PROJECT. The Company will acquire from Aspect and Esenjay an aggregate 27% interest in this project, which consists of approximately 12,782 gross acres in San Patricio County, Texas. This acreage has been off the market from 1948 until recently, and as such the Company believes the Endowment acreage represents a unique opportunity due to the low level of drilling activity in recent years. The leasehold has significant potential in many zones, as approximately 20 reservoirs are productive along the trend. A 50 square mile 3-D seismic survey has been conducted and the data set is in the interpretation phase. One deep dry hole has been drilled within the project area by Esenjay. It is anticipated that a well will be drilled by the Company this year to test the shallower sands. A seismic "bright spot" that conforms to structure exists at the proposed drilling location. An additional shallow well is scheduled for the 2nd quarter of 1998. The estimated costs of drilling and completing a shallow well in this project area are approximately $700,000 and approximately $1.3 million for a deep well.

    BLESSING PROJECT. The Company will acquire from Aspect and Esenjay an aggregate 24% interest in this project, which consists of 10,000 gross acres of leases and options over 22 square miles of 3-D seismic coverage in Matagorda County, Texas. Fields in the immediate area have produced approximately 301 BCF of gas and 15 million bbls of oil. A 3-D seismic survey was conducted in conjunction with the Tidehaven project. Deep results have been disappointing to date; however, there are several upper Frio prospect leads. A shallow well, to test the upper Frio Sands, has been drilled, in which the Company will, in the event the Acquisitions are consummated, own a working interest effective prior to the date drilling commenced. There are several potential pay sands in the well. Pipe is currently being set in order to complete the well. Prior to drilling, an additional interest was acquired in the well which brought the Company's total prospective ownership to 37.5% The estimated costs of drilling and completing a shallow well in this project area are approximately $550,000, and the costs of completing a deep well are approximately $1.3 million.

    LIPSMACKER PROJECT. The Company will acquire from Aspect and Esenjay an aggregate 22% interest in this project, which consists of approximately 15,000 gross acres in Choctaw, Alabama and Clarke Counties, Mississippi. Esenjay completed a 64 square mile 3-D seismic survey in the fall of 1996, and while several drilling locations were delineated, the results were generally disappointing. The estimated costs of drilling and completing a well in this project area are approximately $1.15 million and there are two remaining drillable locations. It is unlikely the Company will invest its own capital in drilling these wells unless new, favorable data becomes available.

    BIG GAS PROJECT. The Company will acquire from Aspect a 22.5% interest in this 3-D seismic project, which consists of options and leases located on 24,700 gross acres in Galveston County, Texas. The primary geological areas identified for drilling are the Frio and Vicksburg sands. An onshore seismic survey is expected in mid-1998. The estimated costs of drilling and completing a shallow well are approximately $900,000 and a deep well $1.5 million.

    CANEY CREEK PROJECT. The Company will acquire from Aspect a 12.5% interest in this project, which consists of options and leases covering 21,000 gross acres in Matagorda and Wharton Counties, Texas. The project targets the Yegua and Frio reservoirs. A 3-D seismic survey has been conducted and the interpretation of the data should be finished by the end of 1998. The estimated costs of drilling and completing a shallow well are approximately $700,000 and $1.7 million for a deep well.

    LOX B PROJECT. The Company will acquire from Aspect a 25% interest in this project, which consists of 11,700 gross acres of leases and options in Jefferson County, Texas. The primary Vicksburg objectives of this project, as well as Hackberry targets, have been evaluated with 71 square miles of 3-D seismic data. The interpretation has recognized 22 potential prospects. Most of these potential targets have attributes analogous with known production. The estimated costs of drilling and completing a well in this project are approximately $750,000. The first prospect is likely to be tested during mid-1998.

    WEST PORT ACRES PROJECT. The Company will acquire from Aspect a 12.5% interest in this project, on which 800 gross acres in Jefferson County, Texas has been leased and a 21 square mile 3-D seismic survey has been conducted. Additional potential for Hackberry production exists west of Port Acres Field, which has produced over 300 BCF of gas with over 10 million bbls of associated condensate. The estimated costs of drilling and completing a shallow well are approximately $600,000 to $700,000 and a deep well $1.3 million

    SHERIFF FIELD AREA PROJECT. The Company will acquire from Aspect a 75% interest in this project, which consists of 54,100 gross acres of options in Calhoun County, Texas, in a lightly explored part of the Lower Frio and Vicksburg sections southwest of Lavaca Bay. Complex shale domes and coastal axis oriented ridges provide the setting for complex and poorly understood geology in this portion of the trend. After interpretation of a pilot 3-D seismic survey, a larger shoot is anticipated to begin in the second quarter of 1998 in which the Company intends to participate. The estimated costs of drilling and completing a shallow well are approximately $600,000 and a deep well $1.2 million.

    SOUTH WEST PHEASANT PROJECT. The Company will acquire from Aspect a 75% interest in this project, which consists of 10,000 gross acres of options in Matagorda County, Texas. The primary target objectives are in the middle and lower Frio section. A portion of the project area is covered by a Mobil 3-D seismic survey that is currently being reprocessed. Final interpretations and well recommendations are expected by April of 1998. The estimated costs of drilling and completing a shallow well are approximately $550,000 and a deep well $1.3 million.

    EAST JEFFCO PROJECT. The Company will acquire from Aspect a 50% interest in this project, which consists of 24,000 gross acres of leases and options in Jefferson County, Texas. The Company plans to participate in a 3-D seismic survey that is scheduled for the second quarter of 1998, with Hackberry sands as the primary target. The estimated costs of drilling and completing a shallow well are approximately $600,000 to $700,000 and a deep well $1.3 million.

    STOWELL/BIG HILL PROJECT. The Company will acquire from Aspect a 50% interest in this project, which consists of 11,700 gross acres of leases and options in Jefferson County, Texas. Big Hill Field (which is within the project area) was discovered in 1941 and contains approximately seventy field segments recognized by the Texas Railroad Commission. Hackberry sands alone have produced over 56 BCF of gas and 54 million bbls of liquids. The data from a 3-D seismic survey is being interpreted. Multiple prospects have been identified in the seismic data. The estimated costs of drilling and completing a shallow well are approximately $600,000 to $700,000 and a deep well $1.3 million

    WEST JEFFCO PROJECT. The Company will acquire from Aspect a 45% interest in this project, which contains 13,500 gross acres of options in Jefferson County, Texas. Numerous prospect leads have been identified within the area by log shows, detailed structural mapping and 2-D seismic data. The Lower Frio Sands have been prolific producers in this immediate area. A deep (Vicksburg) exploration target has been conceived. The Company plans to participate in a 3-D seismic survey that are anticipated to be started in the second quarter of 1998. The estimated costs of drilling and completing a shallow well are approximately $600,000 to $700,000 and a deep well $1.3 million.

    WEST BEAUMONT PROJECT. The Company will acquire from Aspect a 6.25% interest in this project, which consists of 11,264 gross acres of leases and options in Jefferson County, Texas. The project is in the newly established Hackberry trend, which has experienced over 20 new field discoveries in the past year, with average reserve sizes of 500,000 bbls of oil equivalent per well. The trend has been well defined by a three mile corridor downdip of the Hackberry embayment failure edge. This project is west of the Tri-C 3-D seismic survey, data from which has been utilized on five new discoveries to date. A 22.5 square mile 3-D seismic survey has just been completed and will be received by the Company after it is processed. The estimated costs of drilling and completing a shallow well are approximately $600,000 to $700,000 and a deep well $1.3 million

    EAST TEXAS PINNACLE REEF TREND PROJECT. The Company will acquire from Aspect a 100% interest in its rights to 3-D seismic data pertaining to the East Texas Cotton Valley Reef Trend. There is no current acreage position or defined drilling opportunity currently included in this project.

    Most of the above projects may have various independent third parties as working interest owners based upon who owns leases, who elects to participate in drilling, industry trades and other factors. Of the interests acquired from Esenjay, Esenjay will deliver over 90% of its interests to the Company and retain the balance. As to its retained interests, it will be responsible for its own pro rata costs. Of the interests acquired from Aspect. Aspect delivered 100% of its interests in several projects and Aspect retained interests of 50% in most of the remaining projects. It will be responsible for its own pro rata costs attributable to said retained interests.

CAEX TECHNOLOGY AND 3-D SEISMIC

    The Company, either directly or through its partners, uses CAEX technology to collect and analyze geological, geophysical, engineering, production and other data obtained about potential gas or oil prospects. The Company uses this technology to correlate density and sonic characteristics of subsurface formations obtained from 2-D seismic surveys with like data from similar properties, and uses computer programs and modeling techniques to determine the likely geological composition of a prospect and potential locations of hydrocarbons.

    Once all available data has been analyzed to determine the areas with the highest potential within a prospect area, the Company may conduct 3-D seismic surveys to enhance and verify the geological interpretation of the structure, including its location and potential size. The 3-D seismic process produces a three-dimensional image based upon seismic data obtained from multiple horizontal and vertical points within a geological formation. The calculations needed to process such data are made possible by computer programs and advanced computer hardware.

    While large oil companies have used 3-D seismic and CAEX technologies for approximately 20 years, these methods were not affordable by smaller, independent gas and oil companies until more recently, when improved data acquisition equipment and techniques and computer technology became available at reduced costs. The Company began using 3-D seismic and CAEX technologies in 1992 and is using these technologies on a continuing basis. The Company believes that its use of CAEX and 3-D seismic technology may provide it with certain advantages in the exploration process over those companies that do not use this technology. These include better delineation of the subsurface, which can reduce exploration risks and help optimize well locations in productive reservoirs. The Company believes this can be readily validated based upon general industry experience as well as the experience of Aspect and Esenjay. Because computer modeling generally provides clearer and more accurate projected images of geological formations, the Company believes it is better able to identify potential locations of hydrocarbon accumulations and the desirable locations for wellbores. However, the Company has not used the technology extensively enough to make any conclusion regarding the Company's ability to interpret and use the information developed from the technology.

EXPLORATION AND DEVELOPMENT

    The Company considers the area along and in the Gulf Coast to be the premier area in the United States to explore for significant new reserves. This conclusion is based on several characteristics including (i) a large number of productive intervals throughout a significant sedimentary section, (ii) numerous wells with which to calibrate 3-D seismic data, and (iii) complicated geological formations that the Company believes 3-D seismic is particularly well suited to interpret. In 1994, the Company began devoting more of its resources to the Gulf Coast region. The Company initially entered this area by evaluating the onshore shallow Frio/Miocene Trend. The Company's emphasis recently has shifted to larger exploration targets in this area due to the greater potential return on investment resulting from the size of the geological features that remain to be explored and produced. This includes shallow offshore prospects and deeper and potentially much larger prospects centering in the transitional lands and waters of South Louisiana and the transitional and onshore areas along the Texas Gulf Coast. Additional 2-D and 3-D seismic surveys may need to be conducted to evaluate these areas more fully, and when determined appropriate, the Company intends to acquire acreage and drill wells as indicated by the evaluations.

    Most of the prospects the Company is pursuing, including the Acquisitions, are either on the edge of a large existing producing field or between such fields. The prospects generally involve drilling in fault blocks that to date have not been adequately tested. Thus, the Company intends to drill prospects where the formations being tested are known to be productive in the general area and where it believes 3-D seismic can be used to increase resolution and thereby lower risk. The availability of the Company's resources and the availability of joint venture partners will determine the extent to which the Company will pursue its activities in the Gulf Coast region.

    The Starboard Project is comprised of a group of distinct high potential exploration prospects, as well as proved undeveloped locations. The proved undeveloped portion of the Starboard Project has been evaluated by independent petroleum engineers as containing substantial proved undeveloped reserves. See Notes to Financial Statements. A 3-D seismic survey funded by Fina Oil and Chemical Company and its partners has been shot and processed. Interpretation began in March 1997 and the initial 3-D seismic data evaluated drill sites have been selected.

    The interests to be acquired pursuant to the Acquisition Agreement, which are primarily natural gas oriented, are of such diversity and scope that the Company's projects will be substantially diversified if the Acquisitions are closed. The projects acquired will make the Company substantially less dependent upon the success or failure of its Starboard Prospect.

ACQUISITIONS AND DIVESTMENTS

    The Company has periodically acquired producing natural gas and oil properties. In connection with each such acquisition, the Company considers (i) current and historic production levels and reserve estimates, (ii) exploitation;
(iii) capital requirements; (iv) proximity of product markets; (v) regulatory compliance; (vi) acreage potential; and (vii) existing production transportation capabilities. The Company also considers the historic financial operating results and cash flow potential of each acquisition opportunity and whether the acquisition will improve the operations of other acquired properties. Evaluation of the merits of a particular acquisition is based, to the extent relevant, on all of the above factors as well as other factors deemed relevant by the Company's management.

    Initially, the Company concentrated its acquisition activity in Arkansas, Kansas, Oklahoma, and Texas, believing that these areas had potential for exploitation through additional development, enhanced recovery and improved operating techniques. The Company typically sought properties that were underdeveloped, overly burdened with expenses or owned by financially troubled companies. During 1994, prices for natural gas and oil reserves were unusually high. As a result of and in reaction to market conditions, the Company divested selected proved producing natural gas and oil properties to take advantage of the relatively higher prices being paid for such properties, and refocused most of its 1994 and 1995 activities on its exploration program. However, the Company will continue to evaluate properties for acquisition if they meet the Company's acquisition criteria, and as resources permit.

    In September 1996, the Company completed the sale of its N.E. Cedardale field in Major County Oklahoma to OXY USA, Inc., for consideration totaling $3,550,000. The properties sold represented a substantial portion of the Company's Oklahoma production. The divestiture of the Oklahoma properties further facilitated the Company's focus of its resources on its Gulf Coast projects and reduced debt service requirements over the next three years in an amount greater than the anticipated net revenue from the properties sold. The sale included cash of $2,840,000 and certain exchange properties that were concurrently sold to a third party for $710,000, netting the Company $3,550,000.

MARKETING

    The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the fluctuations and the effect of price declines or swings. During January 1996, the Company, as required by a bank credit agreement, entered into a swap agreement on 62,500 MMBTU of its monthly mid-continent natural gas production for $1.566 per MMBTU for the period beginning April 1, 1996 and ending January 31, 1999. The swap, which is the Company's only current hedge, was reduced to 31,250 MMBTU on September 25, 1996, in connection with the sale of the N.E. Cedardale field. The Company recorded a loss of $212,000 on this swap reduction. The Company's net gas production currently is less then the volumes hedged. The hedges in place expire in January of 1999, and as of December 31, 1997 the Company had an accrued liability of $128,936 to recognize the projected loss from the above hedges. The Company has not recently conducted an active hedging program other then as required by the bank credit agreement. In this regard, the Company had realized net losses of $814,029 in 1996, which includes the $212,000 loss on the swap reductions, and $375,410 in 1997 on its required hedge positions.

    All of the Company's oil production is sold under market-sensitive or spot price contracts. The Company's revenues from oil sales fluctuate depending upon the market price of oil. No purchaser accounted for more than 10% of the Company's total revenue in 1996 or 1997. The Company does not believe the loss of any existing purchaser would have a material adverse effect on the Company.

    In December 1991 the Company entered into and performed under a long-term fixed price contract with an industrial end-user, Waldorf Corporation, which contract initially covered seven years and the delivery of 7.1 Bcf of natural gas. The contract included certain prepayments to the Company. The agreement was satisfied in January 1996 when the Company entered into an agreement with Waldorf to terminate the Waldorf agreement as of January 31, 1996. The Company paid Waldorf $2,181,489, which represents a return of Waldorf's advance on 2,490,103 MMBTU's of natural gas, plus a settlement payment of $313,912. The Company has been able to sell all natural gas production to other sources at equal or higher prices since the termination of the contract. The Company anticipates that it will be able to continue to sell all available natural gas production in the foreseeable future.

OPERATING HAZARDS AND INSURANCE

    The gas and oil business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations, and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

    The Company maintains a gas and oil lease operator insurance policy that insures the Company against certain sudden and accidental risks associated with drilling, completing and operating its wells. There can be no assurance that this insurance will be adequate to cover any losses or exposure to liability. The Company also carries comprehensive general liability policies and an umbrella policy. The Company and its subsidiaries carry workers' compensation insurance in all states in which they operate. The Company maintains various bonds as required by state and federal regulatory authorities. Although the Company believes these policies are customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company and its financial condition. If the Company experiences significant claims or losses, the Company's insurance premiums could be increased which may adversely affect the Company and its financial condition or limit the ability of the Company to obtain coverage. Any difficulty in obtaining coverage may impair the Company's ability to engage in its business activities.

REGULATION

    GENERAL. The gas and oil industry is extensively regulated by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by price controls, environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. Gas and oil industry legislation and agency regulations are under constant review for amendment and expansion for a variety of political, economic and other reasons. Numerous regulatory authorities, federal, and state and local governments issue rules and regulations binding on the gas and oil industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the gas and oil industry increases the Company's cost of doing business and, consequently, affects its profitability. The Company believes it is in compliance with all federal, state and local laws, regulations and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

    SEISMIC PERMITS. Current law in the State of Louisiana requires permits from owners of at least an undivided 80% interest in each tract over which the Company intends to conduct seismic surveys. As a result, the Company may not be able to conduct seismic surveys covering its entire area of interest. Moreover, 3-D seismic surveys typically are conducted from various locations both inside and outside the area of interest to obtain the most detailed data of the geological features within the area. To the extent that the Company is unable to obtain permits to access locations to conduct the seismic surveys, the data obtained may not be as detailed as might otherwise be available.

    EXPLORATION AND PRODUCTION. The Company's operations are subject to various regulations at the federal, state and local levels. Such regulations include (i) requiring permits for the drilling of wells; (ii) maintaining bonding requirements to drill or operate wells; and (iii) regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with well operations. The Company's operations also are subject to various conservation regulations. These include the regulation of the size of drilling and spacing units, the density of wells that may be drilled, and the unitization or pooling of gas and oil properties. In addition, state conservation laws establish maximum rates of production from gas and oil wells, generally prohibiting the venting or flaring of gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of gas and oil the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Recently enacted legislation and regulatory action in Texas and Oklahoma is intended to reduce the total production of natural gas in those states. Although such restrictions have not had a material impact on the Company's operations to date, the extent of any future impact therefrom cannot be predicted.

    NATURAL GAS MARKETING, GATHERING AND TRANSPORTATION. Federal legislation and regulatory controls in the United States have historically affected the price of the natural gas produced by the Company and the manner in which such production is marketed. The transportation and sale for resale of natural gas in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC") pursuant to the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). The maximum selling prices of natural gas were formerly established pursuant to regulation. However, on July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") was enacted, which terminated wellhead price controls on all domestic natural gas on January 1, 1993 and amended the NGPA to remove completely by January 1, 1993 price and nonprice controls for all "first sales" of natural gas, which will include all sales by the Company of its own production. Consequently, sales of the Company's natural gas currently may be made at market prices, subject to applicable contract provisions. The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

    The FERC also regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, the FERC has endeavored to make interstate natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. Commencing in April 1992, the FERC issued Order Nos. 636, 636-A and 636-B (collectively, "Order No. 636"), which, among other things, require interstate pipelines to "restructure" their services to provide transportation separate or "unbundled" from the pipelines' sales of gas. Also, Order No. 636 requires interstate pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Order No. 636 has been implemented through decisions and negotiated settlements in individual pipeline services restructuring proceedings. In many instances, the result of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. The FERC has issued final orders in virtually all pipeline restructuring proceedings, and has now commenced a series of one year reviews to determine whether refinements are required regarding he implementation by individual pipelines Order No. 636. In July 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636.

    Although Order No. 636 does not regulate natural gas production operations, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company and its natural gas marketing efforts. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, terms and conditions, it could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. The Company does not believe, however, that it will be affected by any action taken with respect to Order No. 636 materially differently than other natural gas producers and marketers with which it competes.

    The FERC has recently announced its intention to reexamine certain of its transportation-related policies, including the appropriate manner for setting rates for new interstate pipeline construction, the manner in which interstate pipeline shippers may release interstate pipeline capacity under Order No. 636 for resale in the secondary market, and the use of negotiated and market-based rates and terms and conditions for interstate gas transmission. While any resulting FERC action would affect the Company only indirectly, the FERC's stated intention is to further enhance competition in natural gas markets.

    Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective, or their effect, if any, on the operations of the Company. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

    LOUISIANA LEGISLATION. The Louisiana legislature passed Act 404 in 1993, which permits a party transferring an oil field site to establish a site-specific trust account for such oil field. If the site-specific trust account is established in accordance with the requirements of the statute, the party transferring the oil field site shall not thereafter be held liable by the state for any site restoration costs or actions associated with the transferred oil field site. The parties to a transfer may elect not to establish a site-specific trust account, however, in the absence of such an account, the transferring party will continue to have liability for the costs of restoration of the site. If the parties to a transfer elect to establish a site-specific trust account pursuant to the statute, the Louisiana Department of Natural Resources ("DNR") requires an oil field site restoration assessment to be made at the time of the transfer or within one year thereafter, to determine the site restoration requirements existing at the time of transfer. Based upon the site restoration assessment, the parties to the transfer must propose to the DNR a funding schedule for the site-specific trust account, providing for some contribution to the account at the time of transfer and at least quarterly payment thereafter. If the DNR approves the establishment and funding of the site-specific trust account, the purchaser will thereafter be the responsible party to the state, except that the failure of a transferring party to make a good faith disclosure of all oil field site conditions existing at the time of the transfer will render that party liable for the costs of restoration of such undisclosed conditions in excess of the balance of the site-specific trust fund.

    OIL SALES AND TRANSPORTATION RATES. Sales of crude oil, condensate and gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting crude oil, liquids and condensate by pipeline. These regulations are subject to pending petitions for judicial review. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices for such commodities.

    ENVIRONMENTAL MATTERS. The Company's oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the Environmental Protection Agency ("EPA"), issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require some form of remedial action to prevent pollution from former operations, such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. In addition, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or cleanup requirements could adversely affect the Company's operations and financial position, as well as those of the oil and gas industry in general. While management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and the Company has not experienced any material adverse effect from compliance with these environmental requirements, there is no assurance that this will continue in the future.

    The primary environmental statutory and regulatory programs that affect the Company's operations include the following:

    The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), also known as "Superfund," imposes liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include (i) the current owner and operator of a facility from which hazardous substances are released, (ii) owners and operators of the facility at the time the disposal of hazardous substances took place, (iii) generators of hazardous substances who arranged for the disposal or treatment at or transportation to such facility of hazardous substances and (iv) transporters of hazardous substances to disposal or treatment facilities selected by them.

    Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including crude oil and natural gas, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA, and thus such wastes may become subject to liability and regulation under CERCLA. Regulatory programs aimed at remediation of environmental releases could have a similar impact on the Company.

    The Federal Water Pollution Control Act of 1972 ("FWPCA") as amended, also known as the Clean Water Act ("CWA"), imposes restrictions and strict controls regarding the discharge of pollutants including produced waters and other oil and gas wastes, into waters of the United States (as defined in the CWA). The discharge of pollutants into regulated waters is prohibited, except in accord with the terms of a permit issued by EPA or the state. These proscriptions also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. Sanctions for unauthorized discharges include administrative, civil and criminal penalties, as well as injunctive relief.

    The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the CWA, and other statutes as they pertain to the prevention of and response to spills or discharges of hazardous substances or oil into navigable waters. Under OPA, a person owning or operating a facility or equipment (including land drilling equipment) from which there is a discharge or threat of a discharge of oil into or upon navigable waters or adjoining shorelines is liable, regardless of fault, as a "responsible party" for removal costs and damages. Federal law imposes strict, joint and several liability on facility owners for containment and clean-up costs and certain other damages, including natural resource damages, arising from a spill.

    The EPA is also authorized to seek preliminary and permanent injunctive relief and, in certain cases, criminal penalties and fines. State laws governing the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. In the event that a discharge occurs at a well site at which the Company is conducting production operations, the Company may be exposed to claims that it is liable under OPA, the CWA or similar state laws.

    The Resource Conservation and Recovery Act ("RCRA"), as amended, generally does not regulate most wastes generated by the exploration and production of oil and gas. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils, may be regulated as hazardous waste. Pipelines used to transfer oil and gas may also generate some hazardous wastes. Although the costs of managing solid and hazardous waste may be significant, the Company does not expect to experience more burdensome costs than similarly situated companies involved in oil and gas exploration and production.

COMPETITION

    The gas and oil industry is highly competitive in all of its phases. The Company encounters strong competition from other gas and oil companies in all areas of its operations, including the acquisition of exploratory and producing properties, the permitting and conducting of seismic surveys and the marketing of gas and oil. Many of these competitors possess greater financial, technical and other resources than the Company. Competition for the acquisition of producing properties is affected by the amount of funds available to the Company, information about producing properties available to the Company and any standards the Company establishes from time to time for the minimum projected return on investment. Competition also may be presented by alternative fuel sources, including heating oil and other fossil fuels. There has been increased competition for lower risk development opportunities and for available sources of financing. In addition, the marketing and sale of natural gas and processed gas are competitive. Because the primary markets for natural gas liquids are refineries, petrochemical plants and fuel distributors, prices generally are set by or in competition with the prices for refined products in the petrochemical, fuel and motor gasoline markets.

FACILITIES

    In July 1996 the Company executed a five year lease agreement commencing September 1, 1996 to occupy approximately 7,600 square feet of office space in downtown Houston, at an annual rate of $117,068. The Company currently leases more office space than it needs and intends to sublet a portion of its office space in 1998. Frontier completed the move of its corporate headquarters to Houston, Texas in September, 1996.

EMPLOYEES

    The Company employs seven full-time and two part-time employees in its Houston, Texas office. Their functions include management, production, geology, geophysics, land, legal, gas marketing, accounting, financial planning and administration. Certain operations of the Company's field activities are accomplished through independent contractors and are supervised by the Company. The Company believes its relations with its employees and contractors are good. No employees of the Company are represented by a union.

ITEM 2.  DESCRIPTION OF PROPERTY

PRINCIPAL AREAS OF OPERATIONS

    The Company owns and operates producing properties located in four states with proved reserves located primarily in Louisiana, Oklahoma and Texas. The Company currently owns interests in 6 wells it operates, of which 4 are producing. The Company also owns non-operated interests in approximately 27 wells in Oklahoma, Texas, Louisiana and Kansas, of which 18 are producing. Daily production from both operated and non-operated wells net to the Company's interest averaged 332.34 Mcf per day and 19.96 Bbls of oil per day for the year ended December 31, 1997. These properties provide the basis for the Company's current revenues.

DRILLING ACTIVITY

    The Company drilled only one well in each of 1991, 1992 and 1993, and such wells were productive. In 1994, the Company drilled five exploratory wells of which four were productive and one developmental well, which was not productive. In 1995, the Company drilled seven exploratory wells of which four were productive. In 1996, the Company participated in the drilling of four Garvin County, Oklahoma wells of which two were productive. In 1997, the Company participated in five dry holes and one unsuccessful sidetrack operation on South Louisiana prospects. It also participated in a dry hole in Mobile Bay, Alabama, on a high risk, high potential Oligocene feature. The Company also participated in two successful completions in Garvin County, Oklahoma, on prospects resulting from 3-D seismic data.

PRODUCTIVE WELL SUMMARY

    The following table sets forth certain information regarding the Company's ownership as of December 31, 1997 of productive gas and oil wells in the areas indicated.

                                                                           GAS                     OIL
                                                                  ----------------------  ----------------------
                                                                     GROSS        NET        GROSS        NET
                                                                  -----------  ---------  -----------  ---------
Oklahoma........................................................           5        0.04           8        0.20
Texas...........................................................           1        0.07           5        2.22
Louisiana.......................................................           2        0.79           0        0.00
Kansas..........................................................           1        0.10           0        0.00
                                                                         ---         ---         ---         ---
  Total.........................................................           9        1.00          13        2.42
                                                                         ---         ---         ---         ---
                                                                         ---         ---         ---         ---

VOLUMES, PRICES AND PRODUCTION COSTS

    The following table sets forth certain information regarding the production volumes, average prices received (net of transportation) and average production costs associated with the Company's sale of gas and oil for the periods indicated.

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                       1997           1996
                                                                   -------------  ------------
Net Production:
  Oil (Bbl)......................................................       7,286            9,276
  Gas (Mcf)......................................................     121,304        1,406,016
  Gas equivalent (Mcfe)..........................................     165,020        1,461,672
Average sales price:
  Oil ($  per Bbl)...............................................  $    20.28     $      20.99
  Gas ($  per Mcf)...............................................  $     2.06     $       2.18
Average production expenses and taxes ($  per Mcfe)..............  $     2.13(1)  $        .78

------------------------

(1) This computation includes $164,792 in costs associated with the fulfillment of contractual transportation obligations on the Company's Mobile Bay Properties. If this amount were not included, the average production expenses and taxes per Mcfe would have been $1.13.

LEASEHOLD ACREAGE

    The following table sets forth as of December 31, 1997, the gross and net acres of proved developed and proved undeveloped gas and oil leases which the Company holds or has the right to acquire. It does not include any of the interests the Company would acquire if the Acquisitions are consummated.

                                                                                           PROVED UNDEVELOPED
                                                                      PROVED DEVELOPED
                                                                    --------------------  --------------------
STATE                                                                 GROSS       NET       GROSS       NET
------------------------------------------------------------------  ---------  ---------  ---------  ---------
Oklahoma..........................................................     38,606     14,091      1,370        452
Texas.............................................................     10,742      1,999         54         54
Alabama...........................................................      5,156      4,877      5,710      1,805
Arkansas..........................................................      1,672        357      6,360      2,544
Louisiana.........................................................      1,474        449      4,075      3,397
Kansas............................................................      1,600        126     --         --
                                                                    ---------  ---------  ---------  ---------
  Total...........................................................     59,250     21,899     17,569      8,252
                                                                    ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------

TITLE TO PROPERTIES

    Title to properties is subject to royalty, overriding royalty, carried working, net profits, working and other similar interests and contractual arrangements customary in the gas and oil industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of legal counsel, are generally made before commencement of drilling operations. The Company has granted a mortgage on its interest in the Starboard Prospect to secure repayment of the non-recourse funding to 420 Energy Investments, Inc., and a mortgage on all of its undeveloped properties, including Starboard, to Duke Energy Financial Services, Inc. It has also granted to Bank of America, Illinois, a mortgage on virtually all remaining producing gas and oil properties to secure repayment under its credit facility with the bank.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant from time to time in lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 20, 1997 a special meeting of the shareholders of the Company was held. At that meeting the shareholders approved an amendment, the Board of Directors had authorized, to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 shares. Under the amendment, Article V of the Certificate was approved to read as follows: "The total number of shares of all classes of stock which the corporation shall have the authority to issue is 45,000,000 shares, divided into classes designated as (i) 40,000,000 shares of Common Stock, par value $0.01 per share (the "Common Stock"), and 5,000,000 shares of Preferred Stock, par value of $0.01 per share (the "Preferred Stock"). Said amendment was subsequently filed of record on February 11, 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On November 12, 1993, Frontier Natural Gas Corporation's stock was admitted to trading on the NASDAQ Small Cap Market under the symbols "FNGC" for its common stock, "FNGCP" for its convertible preferred stock and "FNGCW for its Series A Warrants. On August 9, 1996 the Company's Series B Warrants were admitted to trading on the same market. The Company estimates there are approximately 84 common shareholders of record and 2,337 beneficial owners of the common stock.

    For the periods indicated below, the following table sets forth the range of high and low sales prices for Frontier Natural Gas Corporation's common stock, convertible preferred stock, Series A Warrants, and Series B Warrants as reported by NASDAQ. There was no public market for the securities prior to November 12, 1993. NASDAQ quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions. There have been no dividends declared or paid to the owners of the common stock nor does the Company currently intend to declare any such dividends. The Company's convertible preferred stock has priority as to dividends over the common stock and no common stock cash dividend can be declared or paid unless all accrued convertible preferred stock dividends have been paid. As of December 31, 1997, the Company has undeclared and unpaid dividends in the amount of $180,518 on its convertible preferred stock. Although the Company is not required to declare and pay such dividends, the Company is precluded from paying dividends to its common shareholders until such dividends are paid current. Due to newly enacted listing requirements of the NASDAQ Small Cap Market effective February 23, 1998, the Company is currently not in compliance with the continued listing requirements in two regards. One is the requirement for two independent directors. The Company has only one at this time due to the death in February of 1998 of Mr. Neal Elliott. The Company's Board of Directors has the power to, and intends to, elect an additional independent director to cure this item on a timely basis. In addition, the new continued listing requirement calls for a minimum bid price for the Company's common stock to equal or exceed $1.00 on an ongoing basis. The Company intends to propose to it's shareholders a reverse stock split intended to timely remedy this deficiency.

                                                  CONVERTIBLE          SERIES A WARRANTS        SERIES B WARRANTS
                             COMMON                PREFERRED
                     ----------------------    ------------------    ---------------------    ----------------------
QUARTER ENDED          HIGH          LOW        HIGH        LOW        HIGH         LOW         HIGH          LOW
-------------------- ---------    ---------    -------    -------    ---------    --------    ---------    ---------
December 31, 1997... $ 2          $   11/16    $ 8 1/2    $ 7 1/8    $   3/8      $   1/64    $   7/16     $   3/32
September 30,
  1997..............   2              5/8        9          7 1/4        3/16         1/16        3/4          1/8
June 30, 1997.......   2 3/8        1 11/16     10          9            5/16         3/16        15/16        1/2
March 31, 1997......   3 9/16       2 1/16      10 5/8      9            1/2          5/32      1 11/16        11/16

December 31, 1996...   2 15/16      2           10 1/4      8            11/32        1/16      1 3/8          5/8
September 30,
  1996..............   2 3/4        1 5/8        8 5/8      7 3/8        11/16        3/16      1 1/18         5/16
June 30, 1996.......   2 11/16      1 7/8        7 3/8      7 1/4        1/2          7/32      1 1/8          5/16
March 31, 1996......   2 11/16      1 27/64      7 1/4      7 1/4        15/32        1/8       1 3/8          9/16

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion and analysis reviews Frontier Natural Gas Corporation's operations for the years ended December 31, 1997 and 1996 and should be read in conjunction with its consolidated financial statements and notes related thereto. Certain statements contained herein set forth management's intentions, plans, beliefs, expectations or predictions of the future and are forward-looking statements. It is important to note that Frontier's actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys not yet completed, drilling cost and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing oil and gas properties, potential cost overruns, regulatory uncertainties, and the availability of capital to fund planned expenditures as well as general industry and market conditions.

OVERVIEW

    In mid-1996, the Company refocused its activities from acquiring gas reserves principally in the mid-continent region of the United States to concentrate on exploration and related development drilling projects in Southern Louisiana and along the Gulf Coast region of Alabama, Mississippi and Texas. The Company's most significant interest in the Gulf Coast region is the Starboard Project, which is comprised of a group of distinct exploration prospects, as well as undeveloped locations.

    During 1996 and the first six months of 1997, the Company's drilling activities, which were based significantly on 2-D seismic data, were unsuccessful. This unsuccessful drilling activity, along with an unexpected drop in production from the Company's Mobile Bay area wells, reduced the Company's cash and capital resources at the time the drilling phase of the Starboard Project was approaching. To address the Company's capital needs for the Starboard Project and other activities, the Board of Directors, at its meeting on August 12, 1997, directed management to look for potential assets to acquire in exchange for the Company's Common Stock, to identify and review potential business consolidation opportunities, identify potential partners to help fund the Company's proposed drilling activities on the Starboard Project and in other locations, and to consider any other avenues to strengthen the Company's capital resources and diversify its exploration opportunities. The Board also directed management to reduce overhead wherever prudently possible and the Company retained an investment advisor to aid in achieving these objectives.

    To better the position the Company to enter into a potential transaction, the Company called a special shareholders meeting to increase its authorized Common Stock from 20,000,000 to 40,000,000 shares. The Company's shareholders approved the increase on October 20, 1997. The Board also determined to not further extend any existing employment contracts with senior management, and to settle any deferred compensation liabilities with those individuals, to create more flexibility in all appropriate alternatives for strategic consolidations.

    The Company, in conjunction with its investment advisor, began reviewing sources of capital and consolidation candidates, and where appropriate, entered preliminary discussions to identify those candidates that the Company considered most attractive and that had a similar interest in pursuing negotiations.

    The Company explored a series of such transactions and ultimately management brought four proposals to its Board of Directors. The Board, after receipt of the advice of management and its investment adviser, and receipt of due diligence reports and other materials, unanimously agreed that the transaction with Aspect and Esenjay was the best option for the Company's shareholders. The Acquisition Agreement was executed January 19, 1998, and is subject to, among other items, approval by the Company's shareholders. The Company's ongoing business plan is substantially dependent upon approval of the Acquisitions by its shareholders and the closing of said Acquisitions. If closed, the Company will convey a substantial majority of its common stock to acquire the array of significant technology enhanced natural gas oriented exploration projects, many of which are ready to drill. It will also substantially broaden and strengthen its management which it believes will facilitate expanded access to capital markets due to the value and diversity of its exploration project portfolio. Conversely, if the Acquisitions are not closed, the Company would be required to rapidly find another consolidation, or other capital sources, or sell substantial interests in its existing exploration projects or it would be unable to fund ongoing operations.

YEAR 2000

    The Company has recognized the need to ensure its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company operates on an internally designed software package that is compliant with the year 2000. The Company is attempting to identify other potential areas of risk and has begun addressing these in its planning, purchasing and daily operations. The total costs of connecting all internal systems, equipment and operations to the year 2000 has not been fully quantified, but it is not expected to be a material cost to the Company. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000.

COMPARISON OF 1997 TO 1996

    REVENUE. Total revenues decreased 71.3% from $3,166,792 for the year ended December 31, 1996, to $908,609 for the year ended December 31, 1997.

    Total gas and oil revenues decreased 79.1% from $3,176,861 to $664,126. The decrease in gas and oil revenues were primarily attributable to ceased production from the Mobile Bay wells which came on stream in December of 1995 and from the sale of properties discussed below. A contributing factor to the decline in gas and oil revenues was the sale of the Company's NE Cedardale field located in Major County, Oklahoma in September 1996. The Company recorded gas and oil revenues associated with the aforementioned factors of $2,003,251 for 1996 and $62,471 for 1997. The remainder of this decrease is primarily attributable to sales of other interests and gas price fluctuations. Operating fees to the Company decreased from $213,834 for the year 1996 to $55,021 for the year 1997, due to the sale of a substantial portion of the Company's operated properties. The decrease in gas and oil revenues was partially offset by an increase in gain on sale of assets of $201,583 from $250,437 reported for the year 1996 to $452,020 reported for the year 1997. The increase is notably due to the sell down of certain Company prospects and the sale of certain Company properties located in Texas, Oklahoma and Arkansas. The Company realized losses from various commodity transactions totaling $375,410 for the year ended December 31, 1997. The decrease in the loss is primarily attributable to the amended swap agreement with Bank of America in September of 1996, which decreased the volume of the swap agreements. This compares to a realized loss of $814,029 for the same period 1996. Settlement costs in connection with the amendment to the gas swap agreement with Bank of America totaling $212,000 are included in the 1996 realized losses from commodity transactions. These swap agreement losses were attributable to various transactions in which the Company hedged its future gas delivery obligations as a requirement for its bank loan facility. The determination of gains or losses is directly affected by the spot gas prices being higher or lower than the hedge contracts for the same period. In addition to the realized losses from commodity transactions, the Company accrued $128,936 for unrealized losses for the year ended December 31, 1997. This was the amount by which the hedges in place exceeded the production. There were no accrued losses at December 31, 1996. The Company also had other revenues of $241,788 for the year ended December 31, 1997 as compared to $339,689 for the year ended December 31, 1996. The reduction is primarily attributable to reduced revenues realized from the performance of exploratory and geophysical data processing on a fee basis. Included in the year ended December 31, 1997 other revenue is the net gain of $25,794 from the Company's officers deferred compensation settlement, which was executed on August 15, 1997.

    COSTS AND EXPENSES. Total costs and expenses of the Company decreased 28.4% from $8,191,811 in 1996 to $5,862,412 in 1997. Although there were increases in exploration costs, delay rentals and unrealized loss on commodity transactions there were decreases in lease operating expenses, production taxes, transportation, depreciation, interest expense, cost of settling gas contracts and futures contracts and general and administrative expenses, which resulted in the net decrease as more fully described below.

    EXPLORATION COSTS increased 71.5% from $1,317,161 in 1996 to $2,258,702 in 1997. The exploration costs in 1997 reflect $380,464 of charges attributable to expensed investments, and $1,772,746 of dry hole costs. The increase was due to increased exploratory drilling.

    DELAY RENTAL TRANSACTIONS were $211,690 for the year ended December 31, 1997. This increase was primarily attributed to rental obligations of the Company's Starboard Prospect in Terrebonne Parish, Louisiana. There were no such transactions for the same period in 1996.

    LEASE OPERATING EXPENSE decreased 23.3% from $556,925 in 1996 to $427,240 in 1997. The reduction in lease operating costs was attributable to the sale of operated properties including the N.E. Cedardale field sale in September of 1996, and a decline in rework activities. Of the year ended December 31, 1997 total lease operation costs, $99,809 was attributable to plugging and abandonment costs of the Company's Mobile Bay wells which were plugged during 1997.

    PRODUCTION TAXES declined 88.2% from $207,969 in 1996 to $24,497 in 1997 due to reduced production as a result of the sale of certain of the Company's properties including the N.E. Cedardale field and other properties located in Texas, Arkansas and Oklahoma.

    TRANSPORTATION AND GATHERING COSTS decreased from $368,716 in 1996 to $143,265 in 1997. The decrease in transportation and gathering costs was almost entirely attributable to the ceased production of the Mobile Bay wells.

    DEPLETION, DEPRECIATION, AND AMORTIZATION EXPENSE ("DD&A") decreased by 85.9% from $2,237,648 in 1996 to $315,880 in 1997. The decrease in DD&A was primarily attributable to the sale of certain of the Company's properties including the NE Cedardale field located in Major County, Oklahoma on September 27, 1996.

    INTEREST EXPENSE decreased to $60,942 in 1997 from $783,872 in 1996. The decrease in interest expense was primarily attributable to the substantial loan principal repayment made to Bank of America in September of 1996. During 1997, the Company capitalized a large portion of its interest in its ongoing Starboard Prospect, which capitalized amounts totaled 107,387 in 1996 and 235,977 in 1997.

    COST OF SETTLING GAS CONTRACTS AND FUTURES CONTRACTS was attributable to the settlement of a gas sales contract with Waldorf Corporation ($368,690) and the settlement of a gas swap agreement, due to a reduction in quantities covered thereunder in connection with the sale of the N.E. Cedardale field ($212,000) for the year ended December 31, 1996. The Company incurred no similar costs in 1997.

    GENERAL ADMINISTRATIVE EXPENSES ("G&A") decreased by 6.5% from $2,217,099 in 1996 to $2,070,812 in 1997. This was primarily attributable to overhead reduction measures initiated during 1997.

    IMPAIRMENT OF OIL AND GAS PROPERTIES increased from $51,000 in 1996 to $349,384 in 1997. This was primarily due to the abandonment of previously producing wells, of which $323,353 was attributable to the Company's Mobile Bay wells located in Alabama.

    NET INCOME (LOSS). The net loss decreased from $5,025,019 to $4,953,803 for the year ended December 31, 1996, and December 31, 1997, respectively. This decrease was due to the factors discussed above.

    The net loss per common share decreased from a net loss of $0.72 per share in 1996 to a net loss of $0.51 per share in 1997. This is reflective of the decrease in the net loss of $71,217 from the year ended December 31, 1996 to the year ended December 31, 1997 and a change in the number of weighed average equivalent shares outstanding. As a result of the common stock offering that was finalized on August 14, 1996, approximately 9,877,000 weighted average common equivalent shares at December 31, 1997 as compared to approximately 7,142,000 weighted average common equivalent shares at December 31, 1996

KNOWN AND ANTICIPATED TRENDS, CONTINGENCIES AND DEVELOPMENTS IMPACTING FUTURE
  OPERATING RESULTS.

    The Company's future operating results will be substantially dependent upon the success of the Company's efforts to consummate the Acquisitions and develop the Esenjay Assets and Aspect Assets, as well as the Starboard Project and other prospects. Because the Company had divested substantially all of its oil and gas properties in the mid-continent region by the end of 1996, revenues from the operation and sale of such properties have been substantially reduced during 1997 and will be reduced in future years. Further, following a sharp and unexpected drop in production from the Company's Mobile Bay wells during the fourth quarter of 1996, the Company's share of revenues from Mobile Bay have been substantially reduced during 1997. Revenues from the operation of the mid-continent and Mobile Bay properties and the sale of mid-continent properties constituted the substantial majority of the Company's revenues during 1996.

    As a result of the loss of revenues from the mid-continent region and Mobile Bay, the Company's revenues during 1997 have been sharply reduced. While management believes that the Acquisitions and the Starboard Project represent the most promising prospects in the Company's history, none of those prospects are currently producing revenue to the Company.

    The Company's potential results in 1998 will be substantially effected by the closing of the Acquisitions, which closing is subject to approval by the Company's common shareholders, as well as other provisions of the Acquisition Agreement.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had a cash balance of $690,576 and a working capital a deficit of $476,251 as compared to a cash balance of $4,956,656 and working capital of $4,159,034 at December 31, 1996. The decrease in cash and working capital was primarily attributable to the operating loss incurred during 1997 and, in particular, exploration costs associated with dry holes that were drilled during 1997.

    In addition to the changes in cash, the decrease in working capital was primarily attributable to several factors. Current liability increases of $186,174 in accounts payable (primarily due to a greater volume of exploration activities), and $153,647 in accruals and other liabilities (primarily attributable to the current portion of the unrealized loss on swap agreements) were largely offset by a $292,032 reduction in the revenue distribution account (primarily due to the sale of operated properties). They were the primary changes in the category. Current assets were primarily effected by the previously described reduction in cash and a reduction of $144,634 in accounts receivable primarily attributable to the sale of operated properties.

    Cash flows used in operations totaled $1,894,402, excluding $2,258,702 of exploration costs, which are classified under cash flows used in investing activities. Cash flows used in investing activities totaled $2,180,392. Included in the cash flows used in investing activities are $3,023,253 of capital expenditures on gas and oil properties, including the exploration costs referred to above that are included in the operating loss for the period but are excluded from operating cash flows. The Company received $1,002,540 of proceeds from the sale of various oil and gas properties during 1997, which partially offset the capital expenditures during 1997.

    Cash flows from financing activities reflects a use of cash of $191,286 during 1997. Cash flows from financing activities consisted of proceeds from debt issuance of $182,382 offset by repayments of long-term debt of $296,303 and preferred stock dividends paid of $77,365.

    The Company's major obligations at December 31, 1997, were substantially the same as at December 31, 1996, and consisted principally of (i) servicing loans from Bank of America ($293,888 at December 31, 1997) and other loans, (ii) a non-recourse loan relating to the development of the Company's Starboard Prospect ($864,000 at December 31, 1997), (iii) payment of preferred stock dividends ($77,365 of dividends were paid during 1997), (iv) funding of the Company's exploration activities, and (v) funding of the day-to-day operating costs. Unrealized losses on commodity transactions were $128,936 for the period ended December 31, 1997. There were no such losses for the same period in 1996.

    The lack of success in 1997 drilling caused the Company to reduce its exploration plans and seek a potential business consolidation. It was these efforts which led to its negotiations with Aspect and Esenjay and to the execution of the definitive agreement dated January 19, 1998, which governs the terms of the Acquisition which is in the process of being submitted to the Companies shareholders for approval. The Company is not currently seeking additional projects and is focused upon working to consummate the Acquisitions.

    In conjunction with the Acquisition Agreement, Aspect committed to lend the Company up to $1,800,000 to fund operational and exploration requirements prior to closing of the Acquisitions. This credit facility was implemented January 12, 1998 and was superseded by a larger facility from Duke Energy Financial Services, Inc., dated February 23, 1998 (the "Duke Facility"). Upon closing of the Duke Facility, Aspect was repaid $500,000 in principle (plus interest) then due. The Duke Facility provides that the Company can borrow up to $4,800,000 prior to closing of the Acquisitions and, if the Acquisitions are closed, up to an aggregate of $7,800,000. Of the initial $4,800,000, $1,800,000 can be utilized by the Company to fund general corporate needs and costs of exploration, and $3,000,000 is to be utilized to loan to Esenjay (on a secured basis) to pay exploration costs associated with Esenjay's working interests to be conveyed to the Company upon closing of the Acquisitions, which costs may be incurred after the effective date of the Acquisitions, but prior to the date of closing. In the event the Acquisitions are closed, an additional $3,000,000 is available to fund costs of redeeming the Companies currently outstanding preferred stock (a condition of closing the Acquisitions) and exploration costs.

    Major provisions of the Duke Facility include interest at the rate of a national prime rate plus 4% per annum, cash payments equal to an overriding royalty of 0.6% of the Company's interest in wells drilled by the Company while the Duke Facility is outstanding, and the right of the lender to gather, process, and transport and market, at competitive market rates, natural gas produced from a majority of the projects the Company intends to acquire pursuant to the Acquisitions. The Duke Facility is secured by mortgages on most of the Company's undeveloped exploration projects. If the Acquisitions are closed, the assets acquired will be subject to such mortgages. The Duke Facility is repayable in twelve monthly payments (the first eleven in amounts equal to 1/30th of the principal balance on July 31, 1998 plus interest and the final payment for the remaining principal balance plus interest) commencing August 31, 1998, or sooner, in the event the borrower sells interests in the collateral or closes any underwritten public offering of securities.

    The Company has utilized, and expects to continue to utilize, its cash balances and credit facilities to fund negative cash flows from operations. The Company expects that it will have depleted its current cash reserves and fully used its credit facilities by the third quarter of 1998. As such it is imperative that the Company close the Acquisitions or find other sources of capital or merger partners, or it will be unable to fund its projects and operations other then by the sale of substantial working interests in Company projects, including Starboard. The Company believes that such alternatives are viable and achievable although no assurances can presently be made. However, a sale of the Starboard Project interests, without closing the Acquisition, would leave the Company without cash flow and minimal exploration project inventory. The Company is presently in non-compliance with the terms of its loan from Bank of America, but has secured a waiver of various covenants under the loan through June 30, 1998. The Company anticipates that it will require additional waivers of covenants under the Bank of America loan until such time as the Company begins to receive revenues, if ever, from its current exploration projects. The Company has no assurance said waiver will be granted.

    In the event the Acquisitions are closed, the Company will have what it considers an exceptional inventory of technology enhanced, gas oriented exploration projects, many of which are ready to drill. Until such time as the Company develops substantial revenues from producing properties, it will require external sources of exploration capital. It believes it will have a drillable project inventory such that it could effectively deploy over $25,000,000 of exploratory costs in 1998 on the net interests acquired by it pursuant to the Acquisitions. Sources include the Duke Facility, industry participants via the sale of promoted interests, other credit facilities including its banks, which the Company believes would be available in the event it can discover meaningful natural gas and/or oil reserves net to its account, and additional equity capital. In that the Company will operate most of the projects acquired, it could also defer a portion of the capital costs to 1999 in the event adequate resources were not available, however, management believes that such resources will be available to it in 1998 under reasonable terms.

ITEM 7.  FINANCIAL STATEMENTS

                            INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Frontier Natural Gas Corporation

We have audited the accompanying consolidated balance sheets of Frontier Natural Gas Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Frontier Natural Gas Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
Houston, Texas

March 27, 1998

                        FRONTIER NATURAL GAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       DECEMBER 31,   DECEMBER 31,
                                                                                           1997           1996
                                                                                       -------------  ------------
Current Assets:
  Cash and cash equivalents..........................................................  $     690,576   $4,956,656
  Accounts receivable, net of allowance for doubtful accounts of $15,488 at December
    31, 1997 and $10,533 at December 31, 1996........................................        221,864      366,498
  Prepaid expenses and other.........................................................        249,328      282,317
  Receivables from affiliates........................................................        105,171      152,419
                                                                                       -------------  ------------
    Total current assets.............................................................      1,266,939    5,757,890
Property and equipment:
  Gas and oil properties, at cost--successful efforts method of accounting...........      3,235,848    5,280,115
  Other property and equipment.......................................................      1,169,127    1,074,727
                                                                                       -------------  ------------
                                                                                           4,404,975    6,354,842
  Less accumulated depletion, depreciation and amortization..........................     (1,260,605)  (2,918,918)
                                                                                       -------------  ------------
                                                                                           3,144,370    3,435,924
Other Assets.........................................................................        164,699      437,378
                                                                                       -------------  ------------
    Total assets.....................................................................  $   4,576,008   $9,631,192
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................................  $     911,396   $  725,222
  Revenue distribution payable.......................................................         68,131      360,163
  Current portion of long-term debt..................................................        401,085      304,540
  Accrued and other liabilities......................................................        362,578      208,931
                                                                                       -------------  ------------
    Total current liabilities........................................................      1,743,190    1,598,856
Long-term debt.......................................................................         22,680      325,394
Non-recourse debt....................................................................        864,000      681,618
Accrued interest on non-recourse debt................................................        131,400       62,874
Other long-term liabilities..........................................................          9,918      223,624
                                                                                       -------------  ------------
    Total liabilities................................................................      2,771,188    2,892,366
Commitments and contingencies:
Stockholders' equity:
  Cumulative convertible preferred stock $.01 par value; 5,000,000 shares authorized;
    85,961 shares issued and outstanding at December 31, 1997 and 1996; ($856,910
    aggregate redemption and liquidation preference at December 31, 1997 and 1996)...            860          860
  Common stock:
    Class A Common stock, $.01 par value; 40,000,000 shares authorized; 9,935,906 and
      5,058,406 outstanding at December 31, 1997 and December 31, 1996,
      respectively...................................................................         99,359       98,659
  Unamortized value of warrants issued...............................................        (27,163)     (54,325)
  Common stock subscribed............................................................       --             45,000
  Common stock subscription receivable...............................................       --            (45,000)
  Additional paid-in capital.........................................................     14,668,626   14,599,326
  Accumulated Deficit................................................................    (12,936,862)  (7,905,694)
                                                                                       -------------  ------------
    Total stockholders' equity.......................................................      1,804,820    6,738,826
                                                                                       -------------  ------------
    Total liabilities and stockholders' equity.......................................  $   4,576,008   $9,631,192
                                                                                       -------------  ------------
                                                                                       -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
Revenues:
  Gas and oil revenues..............................................................  $     664,126  $   3,176,861
  Realized gain (loss) on commodity transactions....................................       (375,410)      (814,029)
  Unrealized loss on commodity transactions.........................................       (128,936)
  Gain on sale of assets............................................................        452,020        250,437
  Operating fees....................................................................         55,021        213,834
  Other revenues....................................................................        241,788        339,689
                                                                                      -------------  -------------
    Total revenues..................................................................        908,609      3,166,792
                                                                                      -------------  -------------
Costs and expenses:
  Lease operating expense...........................................................        427,240        556,925
  Production taxes..................................................................         24,497        207,969
  Transportation and gathering costs................................................        143,265        368,716
  Gas purchases under deferred contract.............................................       --               82,461
  Depletion, depreciation and amortization..........................................        315,880      2,237,648
  Impairment of oil and gas properties..............................................        349,384         51,000
  Exploration costs.................................................................      2,258,702      1,317,161
  Interest expense..................................................................         60,942        783,872
  Deferred gas contract settlement..................................................       --              368,960
  General and administrative expense................................................      2,070,812      2,217,099
  Delay Rentals.....................................................................        211,690       --
                                                                                      -------------  -------------
    Total costs and expenses........................................................      5,862,412      8,191,811
                                                                                      -------------  -------------
Income (loss) before provision for income taxes.....................................     (4,953,803)    (5,025,019)
Benefit (provision) for income taxes................................................       --             --
                                                                                      -------------  -------------
Net income (loss)...................................................................     (4,953,803)    (5,025,019)
Cumulative preferred stock dividend.................................................        103,153        103,153
                                                                                      -------------  -------------
Net income (loss) applicable to common stockholders.................................  $  (5,056,956) $  (5,128,172)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                                                                      $       (0.51) $       (0.72)
Weighted average number of common shares outstanding................................      9,877,865      7,142,056
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               CLASS A COMMON     UNAMORTIZED
                                      PREFERRED STOCK              SHARES           VALUE OF    ADDITIONAL
                                  ------------------------  --------------------    WARRANTS      PAID-IN    ACCUMULATED
                                    SHARES       AMOUNT      SHARES     AMOUNT       ISSUED       CAPITAL      DEFICIT
                                  -----------  -----------  ---------  ---------  ------------  -----------  ------------
Balance, December 31, 1995......      85,961    $     860   5,058,406  $  50,584       --       $ 7,866,879  $ (2,854,887)
Issuance of common stock........      --           --       4,807,500     48,075       --         6,616,947       --
Warrant issued for services.....      --           --          --         --       $  (82,500)      115,500       --
Cumulative preferred stock
  dividend......................      --           --          --         --           --           --            (25,788)
Amortization of warrants........                                                       28,175
Net loss........................      --           --          --         --           --           --         (5,025,019)
                                  -----------       -----   ---------  ---------  ------------  -----------  ------------
Balance, December 31, 1996......      85,961          860   9,865,906     98,659      (54,325)   14,599,326    (7,905,694)
                                  -----------       -----   ---------  ---------  ------------  -----------  ------------
Issuance of common stock........      --           --          70,000        700       --            69,300       --
Cumulative preferred stock
  dividend......................      --           --          --         --           --           --            (77,365)
Amortization of warrants........      --           --          --         --           27,162       --            --
Net loss........................      --           --          --         --           --           --         (4,953,803)
                                  -----------       -----   ---------  ---------  ------------  -----------  ------------
Balance, December 31, 1997......      85,961    $     860   9,935,906  $  99,359   $  (27,163)  $14,668,626  $(12,936,862)
                                  -----------       -----   ---------  ---------  ------------  -----------  ------------
                                  -----------       -----   ---------  ---------  ------------  -----------  ------------

  The accommpanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Cash flows from operating activities:
  Net income (loss)................................................................  $  (4,953,803) $  (5,025,019)
  Adjustments to reconcile net loss to net cash (used) in operating activities:
    Depletion, depreciation and amortization.......................................        315,880      2,237,648
    Impairment of oil and gas properties...........................................        349,384         51,000
    Deferred gas contract settlement...............................................       --              368,960
    Gain on sale of assets.........................................................       (452,020)      (250,437)
    Gain on settlement of deferred compensation agreement..........................        (25,794)      --
    Deferred revenues under gas contract...........................................       --              (74,400)
    Amortization of financing costs and warrants...................................         46,128        710,573
    Unrealized loss on commodity transitions.......................................        128,936       --
    Exploration costs..............................................................      2,258,702      1,317,161
    Changes in operating assets and liabilities:
      Trade and affliliate receivables.............................................        191,882        303,975
      Prepaid expenses and other...................................................        198,418       (103,580)
      Other assets.................................................................        272,679       (191,791)
      Accounts payable.............................................................        186,174       (279,119)
      Revenue distribution payable.................................................       (292,032)      (132,909)
      Accrued and other............................................................       (118,936)        (2,647)
                                                                                     -------------  -------------
    Net cash (used) in operating activities........................................     (1,894,402)    (1,070,585)
                                                                                     -------------  -------------
Cash flows used in investing activities:
  Capital expenditures--gas and oil properties.....................................     (3,023,253)    (3,515,841)
  Capital expenditures--other property and equipment...............................       (159,679)      (203,808)
  Proceeds from sale of assets.....................................................      1,002,540      4,671,088
                                                                                     -------------  -------------
    Net cash provided by (used) in investing activities............................     (2,180,392)       951,439
                                                                                     -------------  -------------
Cash flows from financing activities:
  Proceeds from issuance of debt...................................................        182,382      4,717,280
  Repayments of long-term debt.....................................................       (296,303)    (3,745,369)
  Debt issuance cost...............................................................       --             (183,387)
  Payment for settlement of deferred gas contract..................................       --           (2,181,489)
  Preferred stock dividends paid...................................................        (77,365)       (25,788)
  Net proceeds from issuance of common stock.......................................       --            6,430,647
                                                                                     -------------  -------------
    Net cash (used) in by financing activities.....................................       (191,286)     5,011,894
                                                                                     -------------  -------------
  Net increase (decrease) in cash and cash equivalents.............................     (4,266,080)     4,892,748
Cash and cash equivalents at beginning of year.....................................      4,956,656         63,908
                                                                                     -------------  -------------
Cash and cash equivalents at end of year...........................................  $     690,576  $   4,956,656
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Supplemental disclosure of cash flow information:
  Cash paid for interest...........................................................  $     141,356  $     818,769
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of these financial statments.

                        FRONTIER NATURAL GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PRESENTATION--The Company's primary business activities include gas and oil exploration, production and sales, primarily in the Southwestern and Gulf Coast areas of the United States. The accompanying consolidated financial statements include the accounts of the Company, and its subsidiaries.

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

    CASH EQUIVALENTS--The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

    GAS AND OIL PROPERTIES--The Company uses the successful efforts method of accounting for gas and oil exploration and development costs. All costs of acquired wells, productive exploratory wells, and development wells are capitalized. Exploratory dry hole costs, geological and geophysical costs, and lease rentals on non-producing leases are expensed as incurred. Gas and oil leasehold acquisition costs are capitalized. Costs of unproved properties are transferred to proved properties when reserves are proved. Gains or losses on sale of leases and equipment are recorded in income as incurred. Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based on expected future cash flows. Unproved properties are periodically assessed for impairment and, if necessary, a loss is recognized by providing an allowance.

    The costs of multiple producing properties acquired in a single transaction are allocated to individual producing properties based on estimates of gas and oil reserves and future cash flows.

    Depletion is provided by the unit of production method based upon reserve estimates. Depletion, depreciation and amortization includes approximately $349,384 and $51,000 in 1997 and 1996, respectively, in impairment of gas and oil properties, due to changes in reserve estimates.

    OTHER PROPERTY AND EQUIPMENT--Other property and equipment is carried at cost. The Company provides for depreciation of other property and equipment using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

    Upon sale or retirement of an asset, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected in income.

    INCOME TAXES--The Company accounts for income taxes on an asset and liability method which requires the recognition of deferred tax liabilities and assets for the tax effects of temporary differences between the financial and tax bases of assets and liabilities, operating loss carryforwards, and tax credit carryforwards.

    COMMODITY TRANSACTIONS--The Company attempts to minimize the price risk of a portion of its future oil and gas production with commodity futures contracts. Gains and losses on these contracts are recognized in the period in which revenue from the related gas and oil production is recorded or when the contracts are closed. To the extent that the quantities hedged under the commodity transaction exceed current production, the Company recognizes gains or losses on the overhedged amount.

                        FRONTIER NATURAL GAS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred on exploration projects. The interest capitalized for the years ended December 31, 1997 and 1996 was approximately $235,977 and $107,000, respectively.

    GAS BALANCING--The Company records gas revenue based on the entitlement method. Under this method, recognition of revenue is based on the Company's pro-rata share of each well's production. During such time as the Company's sales of gas exceed its pro-rata ownership in a well, a liability is recorded, and conversely a receivable is recorded for wells in which the Company's sales of gas are less than its pro-rata share. At December 31, 1997, the Company's gas balancing position was approximately 29,244 MCF overproduced.

    EXPLORATION COSTS--The Company expenses exploratory dry hole costs, geological and geophysical costs, and impairment of unproved properties. During 1996, $43,000 of such costs represented geological and geophysical costs expensed as required under the successful efforts method of accounting. There were no such costs incurred in 1997.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--Statement of Financial Accounting Standards No. 107. "Disclosures about Fair Value of Financial Instruments" requires disclosure regarding the fair value of financial instruments for which it is practical to estimate that value. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable, approximates fair market value because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

    The Company has interest rate and gas swap agreements that subject it to off-balance sheet risk. The unrealized losses on these contracts, as disclosed in the following footnotes, are based on market quotes. These unrealized losses are not recorded in the consolidated financial statements to the extent the swaps qualify for hedge accounting.

    STOCK-BASED COMPENSATION--In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, requiring that such transactions be accounted for based on fair value. As allowed by SFAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 ("APB") for its stock-based employee compensation arrangements. SFAS 123 requires entities that elect to continue to measure compensation cost using APB 25 to disclose proforma information computed as if the fair value based accounting method of SFAS 123 had been applied for all awards granted after December 15, 1994.

    EARNINGS PER SHARE--In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" and Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and requires restatement of all prior-period EPS data presented. SFAS 129 establishes standards for disclosing information about an entity's capital structure. Basic earnings per share has been computed by dividing net income to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income to common shareholders (as adjusted) by the weighted

                        FRONTIER NATURAL GAS CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) average number of common shares outstanding plus dilutive potential common shares. For the years ended December 31, 1997 and 1996 all potentially diluted securities are anti-dilutive and therefore are not included in the earnings per share calculation.

    The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated, with 1996 being restated to conform with the requirements of the Statement of Financial Accounting Standards No. 128 Earning Per Share, described below.

                                                                                         1997           1996
                                                                                     -------------  -------------
BASIC EARNINGS PER SHARE
  Weighted Average Common Shares Outstanding.......................................      9,877,865      7,142,056
  Basic (Loss) Per Share...........................................................  $       (0.51) $       (0.72)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
EARNINGS FOR BASIC COMPUTATION
  Net (Loss).......................................................................  $  (4,953,803) $  (5,025,019)
  Preferred Share Dividends........................................................       (103,153)      (103,153)
                                                                                     -------------  -------------
  Net Income (Loss) to Common Shareholders (Basic (Loss) Per Share Computation)....  $  (5,056,956) $  (5,128,172)
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    RECLASSIFICATION--Certain reclassifications have been made to the 1996 financial statements to conform them to the classification used in 1997.

2. GOING CONCERN:

    The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company has experienced a significant decline in operations including declines in ongoing gas and oil production. These declines have created a significant working capital deficit and depleted cash reserves. As a result of the declining positions, the Company has also failed to meet its financial debt covenants although it has secured a waiver through the earlier of the consummation of the Acquisitions or June 1998. In the event that the Company is not able to secure future waivers and the debt is ultimately called, the Company may not be able to timely meet this demand.

    The Company has prepared an operating budget for 1998 which projects a negative cash flow. Such negative cash flows are expected to further deplete existing cash balances. The Company has obtained a bridge financing arrangement from Duke Energy Financial Services, Inc. in connection with the proposed Acquisitions discussed in Note 10. If the Company is unsuccessful in its attempt to finalize the proposed Acquisitions and secure permanent financing, the Company believes it will be unable to continue to meet its current obligations during 1998 and beyond without selling substantial interests in its exploration projects. The Company is actively pursuing completion of the proposed Acquisitions and permanent financing.

3. STOCKHOLDERS' EQUITY:

    Effective November 12, 1993, the Company completed its initial public offering of 350,000 Units of its securities. Each unit consisted of two (2) shares of cumulative convertible preferred stock (valued at $10.00 per share), one (1) share of common stock (valued at $4.00) and one (1) warrant ("Series A Warrant") (valued at $0.10). During 1995, the Company offered to exchange one
(1) share of cumulative convertible

                        FRONTIER NATURAL GAS CORPORATION

3. STOCKHOLDERS' EQUITY: (CONTINUED)
preferred stock plus all unpaid and accrued preferred dividends for four (4) shares of common stock and two (2) Series A Warrants for a limited period. The Company concluded its offer on May 26, 1995 with a total of 603,939 shares of convertible preferred stock tendered. As a result of the offering, the Company issued 2,415,756 shares of Common Stock and 1,207,878 Series A Warrants. After May 26, 1995, the exchange ratio reverted to the original conversion terms. The Company reflected the market value of the additional two shares of common stock paid as a one-time premium to induce conversion of the cumulative convertible preferred stock as an addition to net loss in computing loss applicable to common shareholders in the amount of $2,415,756. The Company was relieved of $232,285 of accrued dividends relating to the shares tendered, which has been offset against the inducement premium. As of December 31, 1997 and 1996, 85,961 shares of cumulative convertible preferred stock were outstanding.

    In connection with the debt financing obtained during the first quarter of 1996, the Company, pursuant to an agreement with a financial advisor, agreed to pay a combination of cash, stock and warrants (See--"Warrants") in consideration for assisting with obtaining the financing. The Company paid $200,000 in cash and issued 150,000 shares of the Company's common stock to the advisor on June 6, 1996. These shares have been valued at $234,375, the fair market value at the date granted.

    On August 14, 1996, the Company closed the sale of a public offering of 1,350,000 Units of its securities. Subsequently, the Company sold an additional over all allotment of 202,500 Units. Each Unit consisted of three shares of Common Stock and three (3) Series B Redeemable Common Stock Purchase Warrants ("Series B Warrants"). The price for each Unit was $5.0625. The net proceeds, after underwriter's commission and expenses, was approximately $6,431,000.

    CONVERTIBLE PREFERRED STOCK--The Board of Directors of the Company has adopted a Certificate of Designations creating a series of convertible preferred stock consisting of 1,000,000 shares, par value $.01 per share, none of which was outstanding as of December 31, 1997 and 1996. Shares of the convertible preferred stock may be issued from time to time in one or more series with such designations, voting powers, if any, preferences, and relative participating, optional or other special rights, and such qualifications, limitations and restrictions thereof, as are determined by resolution of the Board of Directors of the Company. However, the holders of the shares of the convertible preferred stock will not be entitled to receive liquidation preference of such shares, until the liquidation preference of any other series or class of the Company's stock hereafter issued that ranks senior as to liquidation rights to the cumulative convertible preferred stock has been paid in full.

    CUMULATIVE CONVERTIBLE PREFERRED STOCK--Holders of shares of cumulative convertible preferred stock will be entitled to receive, when and if declared by the Board of Directors out of funds at the time legally available, cash dividends at a maximum annual rate of $1.20 per share, payable quarterly, commencing 90 days after the date of first issuance. Dividends are cumulative from the date of issuance of the cumulative convertible preferred stock. During 1997 and 1996, $77,365 and $25,788 was declared and paid in cumulative preferred stock dividends. The Company has undeclared and unpaid dividends in the amount of $180,518 ($1.50 per share) on its cumulative preferred stock for the period from May 1, 1995 to December 31, 1997. The Company is not required to declare and pay such dividends; however, until such dividends are paid current, the Company is precluded from paying dividends to its common shareholders.

    In the event of any liquidation, dissolution or wind-up of the Company, holders of shares of cumulative convertible preferred stock are entitled to receive the liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, before any payment

                        FRONTIER NATURAL GAS CORPORATION

3. STOCKHOLDERS' EQUITY: (CONTINUED)
or distribution is made to the holders of common stock, or any series or class of the Company's stock hereafter issued, that will rank junior as to liquidation rights to the cumulative convertible preferred stock.

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

    REDEMPTION--The cumulative convertible preferred stock is redeemable for cash, in whole or in part, at the option of the Company, at $10.00 per share, plus any accrued and unpaid dividends, whether or not declared.

    OPTIONAL CONVERSION--At any time after the initial issuance of the cumulative convertible preferred stock and prior to the redemption thereof, the holders of cumulative convertible preferred stock shall have the right, exercisable at their option, to convert any or all of such shares into common stock at the rate of conversion described below. During 1997 no shares of cumulative convertible preferred stock were converted to common stock under the original conversion terms. Automatic Conversion--If, at any time after the initial issuance thereof, the last reported sales price of the cumulative convertible preferred stock as reported on the NASDAQ System (or the closing sale price as reported on any national securities exchange on which the cumulative convertible preferred stock is then listed), shall, for a period of 10 consecutive trading days, exceed $13.00, then, effective as of the closing of business on the tenth such trading day, all shares of cumulative convertible preferred stock then outstanding shall immediately and automatically be converted into shares of common stock and warrants at the rate of conversion described below.

    CONVERSION RATE--The conversion rate for the cumulative convertible preferred stock (i.e., the number of shares of common stock into which each share of cumulative convertible preferred stock is convertible) is determined by dividing the conversion price then in effect by $5.00. The initial conversion price is $10.00; therefore, the cumulative convertible preferred stock is initially convertible into common stock and Series A Warrants at the conversion rate of two (2) shares of common stock and two (2) Series A Warrants for each share of cumulative convertible preferred stock converted.

    WARRANTS--Each Series A Warrant issued in the initial public offering and in the conversion of the cumulative convertible preferred stock entitles the holder thereof to purchase one (1) share of common stock at a price equal to $6.00, until five years from the effective date of the initial public offering. The Warrants will, unless exercised or amended, expire on November 13, 1998. Outstanding Series A Warrants may be redeemed by the Company for $.25 each on 30 days notice. As of December 31, 1997 and 1996, there were 1,578,078 Series A Warrants outstanding.

    Each Series B Warrant issued in the August 1996 public securities offering entitles the holder to purchase one (1) share of common stock for $2.025 commencing August 8, 1997, and ending August 8, 2001. Each Series B Warrant is redeemable by the Company with the prior consent of the underwriter at a price of $0.01 per Series B Warrant, at any time after the Series B Warrants become exercisable, upon not less than 30 days notice, if the last sale price of the common stock has been at least 200% of the then exercise price of the Series B Warrants for the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

                        FRONTIER NATURAL GAS CORPORATION

3. STOCKHOLDERS' EQUITY: (CONTINUED)
    The Company has also issued a common stock warrant to purchase 25,000 shares of common stock at $4.00 per share in connection with a loan agreement. This warrant expires five (5) years from the effective date of the Company's initial public offering. The loan was paid in full in 1993.

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

    In 1996, the Company issued to a bank providing financing, a warrant to purchase up to 250,000 shares of common stock for a period of five years beginning January 3, 1996, at an exercise price of the highest average of the daily closing bid prices for thirty (30) consecutive trading days between January 1, 1996, and June 30, 1996. The Company has recorded the warrants at a value of approximately $82,500 as unamortized value of warrants issued. The warrants are being amortized using the interest method with an unamortized balance of $27,163 at December 31, 1997.

    The Company has also issued a warrant to purchase 250,000 shares of the Company's common stock at $2.00 per share to a financial advisor. The warrant has a five year term commencing on January 12, 1996 and provides for anti-dilution protection, registration rights, and permits partial exercise at the election of the holder by exchanging the warrants with appreciated value equal to each exercise price in lieu of cash. If additional funds are not borrowed from the bank, a portion of the warrants will be returned. The Company has recorded the warrants, which are not subject to return at their fair value of approximately $33,000. The warrants subject to return will be recorded when additional funds are borrowed.

    On January 15, 1997, the Board of Directors authorized the Company to enter into an agreement with Riches In Resources, Inc. to perform investor relations services for the Company on a fee basis through January 15, 1999, and month to month thereafter, which fee may be paid either in cash or in common stock at the election of the Company. The Company elected to compensate Riches In Resources, Inc. partially in cash and partially in stock, therefore Riches In Resources, Inc. was issued 70,000 shares of common stock during 1997. At December 31, 1997, the Company had prepaid consultant cost of $17,701 in association with this transaction.

    In the first quarter of 1998, the Company in connection with a financing arrangement, issued warrants to purchase 150,000 shares of Common Stock at an exercise price of $.50 per share.

    EMPLOYEE OPTION PLAN--1997--The plan authorizes the issuance of up to 695,350 options to purchase one (1) share of common stock. Options to purchase 601,000 shares of common stock at prices ranging from $0.63 to $1.88 are currently outstanding of which 31,000 expire in June of 1998.

    Under the plan, the Board may grant options to officers and other employees and shall provide for an automatic receipt of options by directors who are not full time employees. Each option shall consist of an option to purchase one share of common stock at an exercise price that shall be at least the fair market value of the Common stock on the date of the grant of the option. However, the Board may authorize vesting options as it deems necessary; such is the case of certain officers reissued options under this plan during 1997. Unless otherwise so designated, the options shall be exercisable at a rate of 33 1/3% on January 1, the year following the effective date of the grant, and 33 1/3% each January 1 thereafter. The Option

                        FRONTIER NATURAL GAS CORPORATION

3. STOCKHOLDERS' EQUITY: (CONTINUED)
holder's right is cumulative. Unless otherwise designated by the Board, if the employment of the Option holder is terminated for any reason, all unexercised Options shall terminate, be forfeited and shall lapse within three months thereafter. The options have a maximum life of ten years from the date of issuance.

    STOCK INCENTIVE OPTION PLAN--1996--The 1996 stock incentive option plan was approved by the Company's stockholders in June, 1996, and 350,000 shares of common stock were initially reserved for issuance thereunder.

    Currently, all options under the plan have expired or have been canceled by the Board of Directors other than 122,000 options currently outstanding, of which 116,000 expire by June of 1998.

  MANAGEMENT INCENTIVE STOCK PLAN

    The Plan initially authorized the issuance of up to 240,000 units. Each unit consists of (i) an option to purchase one (1) share of Common Stock and (ii) a cash payment ("Stock Appreciation Right" or "SAR") to be made by the Company when the option is exercised. The value of the SAR is equal to twice the amount by which the fair market value of the Common Stock on the date of the exercise of the option exceeds the exercise price. Currently all units have expired or have been canceled by the Board of Directors other than 48,000 units currently outstanding, 42,000 of which expire by June 1998.

    The following table summarizes activity under the Company's stock option plans for the years ended December 31, 1997 and 1996.

                                                                                                         EMPLOYEE
                                     INCENTIVE              MANAGEMENT            STOCK INCENTIVE         OPTION
                                 STOCK OPTION PLAN     INCENTIVE STOCK PLAN      OPTION PLAN--1997      PLAN--1997
                                --------------------  ----------------------  ------------------------  -----------
                                  1997       1996        1997        1996        1997         1996         1997
                                ---------  ---------  ----------  ----------  -----------  -----------  -----------
Shares available for grant....     --        180,000      --         120,000        8,000      350,000     695,350
Shares under option at end Of
  period......................     --        180,000      48,000     112,000      122,000      342,000     601,000
Option price per share........     --      $   1.679  $2.00-3.50  $2.00-3.50  $1.47-2.125  $1.47-2.125   $0.63-1.88
Shares exerciseable at end Of
  period......................     --        156,000      48,000     102,000       40,666      --          544,000
Sales exercised during the
  Period......................     --         --          --          --          --           --           --
Sales canceled................    180,000     --          64,000     120,000      220,000      --
Weighted Option Price.........     --      $   1.679  $     3.02  $     3.09  $      1.67  $     1.569   $    0.70

    STOCK OPTION PLANS--The Company has three fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's three stock option plans been determined based on fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net

                        FRONTIER NATURAL GAS CORPORATION

3. STOCKHOLDERS' EQUITY: (CONTINUED)
loss applicable to common stockholders and net loss per common and common equivalent share would have been the pro forma amounts indicated below:

                                                                                         1997           1996
                                                                                     -------------  -------------
Net loss applicable to common stockholders--as reported............................  $  (5,056,956) $  (5,128,172)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Net loss applicable to common stockholders--pro forma..............................  $  (5,679,620) $  (5,296,335)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Net loss per common and common equivalent share--as reported.......................  $       (0.51) $       (0.72)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Net loss per common and common equivalent share--pro forma.........................  $       (0.57) $       (0.74)
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 60%; risk-free interest rate of 5.71% and 6.50% in 1997 and 1996, respectively; and expected lives of five
(5) years.

    OPTION REPRICINGS

    In the last quarter of 1997, the Company determined to attempt to consummate a significant corporate transaction in order to satisfy the Company's need for additional capital resources. In connection with pursuing such a transaction, Mr. Berry and Mr. Christofferson entered into Incentive Agreements and Contract Settlement Agreements with the Company pursuant to which each of Mr. Berry and Mr. Christofferson are entitled to receive certain Incentive Payments and Contract Settlement Payments upon the consummation of such a transaction. Their existing employment agreements will terminate upon the consummation of a significant corporate transaction.

In negotiating the terms of the Incentive Agreements and Contract Settlement Agreements, Mr. Berry and Mr. Christofferson determined that their existing stock options would expire 90 days after their termination of employment. The Compensation Committee of the Board of Directors which was comprised of Messrs. Sweeny and Elliott, each of whom was an outside director, recognized that the expiration of those options would result in a disincentive for Mr. Berry and Mr. Christofferson to help the Company pursue a significant corporate transaction. Therefore, the Compensation Committee determined that Mr. Berry's and Mr. Christofferson's existing stock options should be canceled and replaced with new stock options that would terminate not sooner than the date their old options would have expired if their employment with the Company was not terminated. As an added incentive, the Compensation Committee determined to reprice Mr. Berry's and Mr. Christofferson's options so they could more readily benefit from any upturn in the Company's Common Stock trading price upon the consummation of a significant corporate transaction.

    When determining the price at which Mr. Berry's and Mr. Christofferson's new options would be exercisable, the Compensation Committee took the average closing price of the Company's Common Stock on the Nasdaq Small-Cap Market over the 20 day trading period immediately preceding the option reprice date, and multiplied such average trading price by 65%. The Compensation Committee believed that the discount to the average trading price was appropriate because the shares of Common Stock issuable upon exercise of the repriced options would not be freely tradeable and the discount was

                        FRONTIER NATURAL GAS CORPORATION

3. STOCKHOLDERS' EQUITY: (CONTINUED)
appropriate to reflect the actual fair market value of the illiquid shares that would be received upon the exercise of the new options.

    The following table sets forth certain information with respect to replacement stock options granted to Mr. Berry and Mr. Christofferson during the year ended December 31, 1997, which are also reported above under "--Option Grants."

                                                  NUMBER OF
                                                SECURITIES OF
                                                 UNDERLYING      MARKET PRICE OF    EXERCISE PRICE
                                                OPTIONS/SARS    STOCK AT TIME OF      AT TIME OF         NEW
                                                 REPRICED OR      REPRICING OR       REPRICING OR     EXERCISE
NAME                                   DATE        AMENDED          AMENDMENT          AMENDMENT        PRICE
-----------------------------------  ---------  -------------  -------------------  ---------------  -----------
David W. Berry.....................    12/3/97     120,000(1)       $     .97          $    1.62      $     .63
  President and                        12/3/97      24,000(2)       $     .97          $    3.10      $     .63
  Chief Executive Officer

David B. Christofferson............    12/3/97     180,000(3)       $     .97          $    1.68      $     .63
  Executive Vice                       12/3/97      24,000(2)       $     .97          $    3.10      $     .63
  President, General                   12/3/97     100,000(1)       $     .97          $    1.47      $     .63
  Counsel and Secretary

                                     LENGTH OF ORIGINAL
                                         OPTION TERM
                                      REMAINING AT DATE
                                       OF REPRICING OR
NAME                                 AMENDMENT (MONTHS)
-----------------------------------  -------------------
David W. Berry.....................             102
  President and                                  69
  Chief Executive Officer
David B. Christofferson............              62
  Executive Vice                                 69
  President, General                            102
  Counsel and Secretary

------------------------

(1) Consists of options to purchase shares of Common Stock pursuant to the Stock Incentive Option Plan--1996.

(2) Consists of units, each of which included an option to purchase one (1) share of Common Stock and a stock appreciation right ("SAR") equal to two times the difference between the exercise price of the option and the market value of the SAR at the date of exercise, so that one (1) unit had the value of three (3) options, all issued pursuant to the Management Incentive Option Plan.

(3) Consists of options to purchase 180,000 shares of Common Stock pursuant to the Company's 1993 Incentive Stock Option Plan.

4. SALE OF GAS AND OIL ASSETS AND SEISMIC DATA:

    On September 27, 1996, the Company sold its N.E. Cedardale field located in Major County, Oklahoma to OXY USA Inc., for consideration totaling $3,550,000 which included cash of $2,840,000 and certain exchange properties which were concurrently sold to a third party for $710,000. The sale was effective September 1, 1996 and the Company incurred a loss of $10,523. The properties sold represented a substantial portion of the Company's production. In connection with the sale, the Company recorded a loss of $212,000 resulting from the reduction in the quantity of gas covered by a swap agreement. The Company sold various other properties in a number of different transactions during 1997 and 1996. These sales resulted in an aggregate gain of approximately $485,813 and $272,000 for 1997 and 1996, respectively.

5. GAS SALE AGREEMENT:

    Effective December 1, 1991, the Company entered into a Gas Sale Agreement to deliver gas to an end-user over a specified period of time in the future.

    The Company was committed to deliver 7,100,000 MMBTU of gas to the purchaser over a period of seven years beginning December 1, 1991. The Company was allowed to deliver gas to satisfy the commitment from its own reserves or from purchasing gas on the open market. The Company delivered 44% from purchases on the open market for the year ended December 31, 1996 as follows:

                                                                                FOR YEAR ENDED
                                                                                 DECEMBER 31,
                                                                                 1996 (MMBTU)
                                                                                ---------------
Gas purchased on open market..................................................        43,783
Gas delivered from Company reserves...........................................        55,417
                                                                                      ------
Total deliveries..............................................................        99,200
                                                                                      ------
                                                                                      ------

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

6. LONG-TERM DEBT:

    Long-term debt consists of the following:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Note payable pursuant to a credit agreement with a bank of $293,888 and $493,888 ended
  December 31, 1997 and 1996 respectively, interest at LIBOR rate (reserve adjusted), plus one and seven-eighths percent (1.875%) (7.25% at December 31, 1997 and 1996), payable in monthly installments, due in various monthly amounts through December,
  1998, collateralized by producing oil and gas properties; net of discount of $18,966
  and $37,931 ending December 31, 1997 and 1996 respectively..........................  $    274,922  $    455,956
Non-recourse loan, payable out of an 8% ORRI on the Starboard Prospect, interest
  accrued at 15%......................................................................       864,000       681,618
Note payable to bank, interest at 7.49% to 12.5%, payable in monthly installments, due
  in various amounts through 2001, collateralized by other property and equipment.....        48,843        73,978
Note payable, interest at 12%, payable monthly, principal due December 31, 1997.......       100,000       100,000
                                                                                        ------------  ------------
                                                                                           1,287,765     1,311,552
Less current portion..................................................................       401,085       304,540
                                                                                        ------------  ------------
                                                                                        $    886,680  $  1,007,012
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Maturities of long-term debt (excluding non-recourse debt, which is solely dependent upon the successful development and future production, if any, of the Starboard Prospect) are as follows:

                                                                     AT DECEMBER 31,
YEAR                                                                      1997
-------------------------------------------------------------------  ---------------
1998...............................................................    $   401,085
1999...............................................................         16,459
2000...............................................................          6,221
2001...............................................................        --
2002...............................................................        --

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

    The remaining funds are to be available for specified future drilling and acquisition activities of the Company subject to the approval of the bank. The Company repaid a substantial portion of this borrowing with proceeds from the sale of its N.E. Cedardale properties in September of 1996. Due to this early repayment of borrowings, the Company reduced debt issuance costs by $293,000 and discount on notes payable by $207,000 and recorded these amounts as interest expense. The loan is secured by a mortgage on all of the Company's significant producing properties. As part of the credit agreement, the Company is subject to certain covenants and restrictions, among which are the limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. As additional consideration for the loan, the Company assigned the bank an overriding royalty interest in the mortgaged properties. The required covenants during 1997 are as follows:

COVENANT, AS DEFINED
--------------------------------------------------------------------------------
Tangible Net Worth..............................................................  $  5,000,000
Current Ratio...................................................................     1.1 : 1.0
Debt to Capitalization..........................................................     0.6 : 1.0
Cash Flow Ratio.................................................................     3.0 : 1.0
Cash on Hand....................................................................  $    200,000
Working Capital.................................................................  $    400,000

    The Company does not believe it will be able to comply with certain of the covenants. The Company has obtained a waiver of the covenant through June 30, 1998. Management believes that the Company will require an additional waiver or waivers during 1998.

    In addition, the Company has entered into an interest rate swap guaranteeing a fixed interest rate of 8.28% on the loan, and the Company will pay fees of one-eighth of 1% (.0125%) on the unused portion of the commitment amount. The unrealized loss on the interest rate swap agreement was $28,000 at December 31, 1996. At December 31, 1997 the unrealized loss was $21,910.

    On March 12, 1996, the Company completed a financial package with a group funded by a public utility to evaluate and develop a project in Terrebonne Parish, Louisiana. This group will participate in 48% of all costs of evaluation and development of the project area and provide a non-recourse loan to fund the Company's 48% share of the leasehold and seismic evaluation costs of the project. The loan is secured by a mortgage on the Company's interest in the project. As of December 31, 1997, the Company has received advances aggregating $864,000 on the non-recourse loan. The non-recourse loan will be paid solely by the assignment on an 8% overriding royalty interest in the future revenues of the financed project. Future funding will be provided as costs are incurred.

7. INCOME TAXES:

    Deferred tax assets and liabilities are as follows:

                                                                        AT DECEMBER 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                  -------------  -------------
Net operating tax loss carryforward.............................  $   4,332,710  $   3,494,442
Property and equipment..........................................     (2,936,284)    (1,942,813)
Employee benefits...............................................       --               76,032
Valuation allowance.............................................     (3,254,886)    (1,627,661)
                                                                  -------------  -------------
  Net deferred tax asset (liability)............................  $    --        $    --
                                                                  -------------  -------------
                                                                  -------------  -------------

    The Company has recorded a deferred tax valuation allowance since, based on an assessment of all available historical evidence, it is more likely than not that future taxable income will not be sufficient to realize the tax benefit. The Company and its subsidiaries have estimated net operating loss carryforwards ("NOLs") at December 31, 1997, of approximately $12,743,267, which may be used to offset future taxable income. The operating loss carryforwards expire in the tax years 2006 through 2012.

    The ability of the Company to utilize NOLs and tax credit carryforwards to reduce future federal income taxes of the Company may be subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). One such limitation is contained in Section 382 of the Code which imposes an annual limitation on the amount of a corporation's taxable income that can be offset by those carryforwards in the event of a substantial change in ownership as defined in Section 382 ("Ownership Change"). In general, Ownership Change occurs if during a specified three-year period there are capital stock transactions, which result in an aggregate change of more than 50% in the beneficial ownership of the stock of the Company. The Company may have incurred such an Ownership Change.

8. RELATED PARTY TRANSACTIONS:

    The Company made advances to officers and affiliates of the Company during 1997 and 1996 of $48,380 and $51,143, respectively, and received repayments of $99,216 and $18,741, respectively. The December 31, 1997 and 1996 receivables include approximately $47,787, from an affiliated partnership for which the Company serves as the managing general partner. During 1996, as a result of the Company's relocation, the Company purchased the homes of two officers for a total aggregate cost of approximately $369,000. The houses were sold for a total aggregate sales price of approximately $354,000 and the net amount realized by the Company was approximately $324,000.

9. COMMITMENTS AND CONTINGENCIES:

    The Company leases office space under lease agreements, which are classified as operating leases. Lease expense under these agreements was $112,432 in 1997 and $106,440 in 1996. A summary of future minimum rentals on these non-cancelable operating leases is as follows:

                                                                     AT DECEMBER 31,
YEAR                                                                      1997
-------------------------------------------------------------------  ---------------
1998...............................................................    $   117,068
1999...............................................................    $   117,068
2000...............................................................    $   117,068
2001...............................................................    $    78,045

    The Company has entered into employment agreements with two officers. Two of these agreements expire December 31, 1999 (and automatically renew for additional one-year terms each December 31 unless specifically terminated by either the Company or individual). The Company has entered into an incentive agreement and a contract settlement agreement with two officers. Their employment agreements with the Company will be terminated upon the closing of the Acquisitions.

    Pursuant to the incentive agreements and contract settlement agreements, in the event the Acquisitions are closed, or in the event there is another transaction which results in a change of control of the Company, it will pay incentive payments totaling $246,000, as well as contract settlement payments totaling $246,000. Each of the incentive payments and the contract settlement payments may be paid in the form of promissory notes due not later than September 30, 1998.

    The Company is party to various lawsuits arising in the normal course of business. Management believes the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial statements.

    Pursuant to the credit agreement with the bank, the Company entered into a natural gas swap agreement on 62,500 MMBTU of natural gas per month at $1.566 per MMBTU for Mid-Continent gas for the period from April 1, 1996 through January 31, 1999. The swap was amended to 31,250 MMBTU on September 25, 1996, due to the sale of the N.E. Cedardale field. The Company recorded a loss of $212,000 in connection with this reduction in quantities covered by the swap agreement. Currently the Company's monthly natural gas production is substantially less than the natural gas swap that is in place. The total unrealized loss on the amended swap agreement was 128,936 at December 31, 1997. The Company has a hedge in place, which limits the potential cost per MMBTU it may have to settle at a price of $3.13 per MMBTU, for 31,250 MMBTU per month in January and February 1998.

10. SUBSEQUENT EVENT

    On January 19, 1998, the Company entered into the Acquisition Agreement with Esenjay Petroleum Corporation ("Esenjay") and Aspect Resources LLC ("Aspect") (the "Acquisition Agreement"). Pursuant to the terms and conditions of the Acquisition Agreement and subject to approval by the Company's shareholders the Company will purchase from Esenjay (the "Esenjay Assets") and Aspect (the "Aspect Assets") certain undeveloped oil and gas exploration projects in the onshore Gulf Coast area (the "Acquisitions"). The Company will issue up to 30,991,563 shares of Common Stock to Esenjay in exchange for the Esenjay Assets, and will issue up to 29,648,636 shares of Common Stock to Aspect or its assigns in exchange for the Aspect Assets. The Company has filed a preliminary Schedule 14A proxy statement in this regard and intends to have a shareholders meeting in late April or early May of 1998 to seek the approval of its shareholders of the Acquisitions and related matters. As part of the Acquisition, the Company intends to redeem its Cumulative Committee Preferred Stock at its redemption price of $10.00 per share plus all accrued and unpaid dividends.

    In conjunction with the Acquisition Agreement, Aspect committed to lend the Company up to $1,800,000, and in January and February advanced $500,000 on said credit facility. The facility was repaid by the Company on February 23, 1998, when the Company entered into a $7,800,000 credit agreement with Duke Energy Financial Services, Inc. Said new credit facility provides for up to $4,800,000 prior to closing of the Acquisitions, $1,800,000 of which can be used directly by the Company and $3,000,000 to be utilized solely to loan to Esenjay to pay exploratory costs incurred on the Esenjay Assets after the effective date of the Acquisitions and prior to closing thereof. An additional $3,000,000 will be available to the Company after closing of the Acquisitions to pay additional exploratory costs. The credit facility bears interest at a national prime rate plus 4%. In addition, the lender will be paid cash payments equal to an overriding royalty of 0.6% of production attributable to the Company's interest in wells drilled by the Company while the credit facility is outstanding. The lender also has a right to gather, process, transport and market, at competitive market rates, natural gas produced from a majority of the projects the Company intends to acquire pursuant to the Acquisitions. The facility is secured by mortgages on most of the Company's undeveloped exploration projects. If the Acquisitions are closed, the assets acquired will be subject to such mortgages. The facility is repayable in eleven monthly payments equal to 1/30 of the principal plus interest, plus a final monthly payment of all remaining principal plus interest commencing August 31, 1998, or sooner in the event the Company sells interests in the collateral or closes any underwritten public offering of securities.

11. SUPPLEMENTAL GAS AND OIL INFORMATION (UNAUDITED):

    The Company's proved gas and oil reserves are located in the United States. Proved reserves are those quantities of natural gas and crude oil which, upon analysis of geological and engineering data, demonstrate with reasonable certainty to be recoverable in the future from known gas and oil reservoirs under existing economic and operating conditions (i.e. price and costs as of the date the estimate is made). Proved developed (producing and non-producing) reserves are those proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped gas and oil reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

    FINANCIAL DATA

    The Company's gas and oil producing activities represent substantially all of the business activities of the Company. The following costs include all such costs incurred during each period, except for depreciation and amortization of costs capitalized:

COSTS INCURRED IN GAS AND OIL EXPLORATION AND PRODUCTION ACTIVITIES:

                                                                               YEAR ENDED DECEMBER 31,
                                                                              --------------------------
                                                                                  1997          1996
                                                                              ------------  ------------
Acquisition of properties
  Proved....................................................................  $    765,678  $  1,305,219
  Unproved..................................................................       242,205       644,323
Exploration costs...........................................................     1,861,432       182,147
Development costs...........................................................       153,938       313,152
                                                                              ------------  ------------
    Total costs incurred....................................................  $  3,023,253  $  2,444,841
                                                                              ------------  ------------
                                                                              ------------  ------------

CAPITALIZED COSTS:

                                                                                   AT DECEMBER 31,
                                                                             ---------------------------
                                                                                 1997          1996
                                                                             ------------  -------------
Proved and unproved properties being amortized.............................  $  1,181,811  $   4,681,518
Unproved properties not being amortized....................................     2,054,037        598,596
Less accumulated amortization..............................................      (438,044)    (2,277,984)
                                                                             ------------  -------------
    Net capitalized costs..................................................  $  2,797,804  $   3,002,130
                                                                             ------------  -------------
                                                                             ------------  -------------

ESTIMATED QUANTITIES OF PROVED GAS AND OIL RESERVES:

    The estimates of proved producing reserves were estimated. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental and arbitrary determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history or as a result of changes in economic conditions.

                                                                                            CRUDE OIL, CONDENSATE
                                                                                               AND NATURAL GAS
                                                                                              LIQUIDS (BARRELS)
                                                                    NATURAL GAS (MCF)       ---------------------
                                                                --------------------------
                                                                                            YEARS ENDED DECEMBER
                                                                 YEARS ENDED DECEMBER 31,            31,
                                                                --------------------------  ---------------------
                                                                   1997          1996         1997        1996
                                                                -----------  -------------  ---------  ----------
Proved developed and undeveloped reserves:
  Beginning of period.........................................    8,901,555     18,564,141    183,735     279,501
  Purchases of minerals-in-place..............................      --           2,615,187     --          84,096
  Sales of minerals-in-place..................................     (159,528)   (10,092,754)    (3,857)   (187,006)
  Revisions of previous estimates.............................   (3,129,076)      (791,059)   (59,121)      8,534
  Extensions, discoveries and other additions.................        8,715         12,056        928       7,886
  Production..................................................     (121,304)    (1,406,016)    (7,286)     (9,276)
                                                                -----------  -------------  ---------  ----------
  End of period...............................................    5,500,363      8,901,555    114,399     183,735
                                                                -----------  -------------  ---------  ----------
                                                                -----------  -------------  ---------  ----------
Proved developed reserves:
  Beginning of period.........................................      985,524      7,307,717     46,420      72,515
                                                                -----------  -------------  ---------  ----------
                                                                -----------  -------------  ---------  ----------
  End of period...............................................      521,345        985,524     24,358      46,420
                                                                -----------  -------------  ---------  ----------
                                                                -----------  -------------  ---------  ----------

    Reserves of wells, which have performance history, were estimated through analysis of production trends and other appropriate performance relationships. Where production and reservoir data were limited, the volumetric method was used and it is more susceptible to subsequent revisions.

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

    Future net cash inflows are based on the future production of proved reserves of natural gas, natural gas liquids, crude oil and condensate as estimated by petroleum engineers by applying current prices of gas and oil (with consideration of price changes only to the extent fixed and determinable and with consideration of the timing of gas sales under existing contracts or spot market sales) to estimated future production of proved reserves. Average year end prices used in determining future cash inflows for natural gas and oil for the periods ended December 31, 1997 and 1996 were as follows: 1997--$2.46 per MCF--Gas, $15.62 per barrel--Oil; 1996--$4.13 per
MCF--Gas, $24.42 per barrel--Oil, respectively. Future net cash flows are then calculated by reducing such estimated cash inflows by the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and by the estimated future income taxes. Estimated future income taxes are computed by applying the appropriate year-end tax rate to the future pretax net cash flows relating to the Company's estimated proved oil and gas reserves. The estimated future income taxes give effect to permanent differences and tax credits and allowances.

    The following table sets forth the Company's estimated standardized measure of discounted future net cash flows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------
                                                                                          1997           1996
                                                                                     --------------  -------------
Future cash inflows................................................................  $   15,752,040  $  41,251,837
Future development and production costs............................................      (7,468,887)    (8,288,416)
                                                                                     --------------  -------------
Future net cash flows before income taxes..........................................       8,283,153     32,963,421
Discount of future net cash flows at 10%...........................................       4,257,496     11,267,101
                                                                                     --------------  -------------
Discounted future net cash flows before income taxes...............................       4,025,657     21,696,320
Future income taxes, net of discount at 10%........................................         266,763      4,937,776
                                                                                     --------------  -------------
Standardized measure of discounted future net cash flows...........................  $    3,758,894  $  16,758,544
                                                                                     --------------  -------------
                                                                                     --------------  -------------

    The following table sets forth changes in the standardized measure of discounted future net cash flows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    ------------------------------
                                                                                         1997            1996
                                                                                    --------------  --------------
Standardized measure of discounted future cash flows--beginning of period.........  $   16,758,544  $   16,404,620
Sales of oil and gas produced, net of operating expenses..........................        (312,198)     (1,977,577)
Net changes in sales prices and production costs..................................     (10,601,580)      7,177,867
Extensions, discoveries and improved recovery, less related costs.................          30,952         187,877
Change in future development costs................................................        (433,134)        (17,400)
Previously estimated development costs incurred during the year...................         162,610         115,440
Revisions of previous quantity estimates..........................................      (4,973,603)     (1,940,104)
Accretion of discount.............................................................       2,169,632       2,004,973
Net change of income taxes........................................................       4,671,013      (1,292,670)
Purchases of minerals-in-place....................................................        --             7,787,886
Sales of minerals-in-place........................................................        (371,728)    (11,270,558)
Changes in production rates (timing) and other....................................      (3,341,614)       (421,810)
                                                                                    --------------  --------------
Standardized measure of discounted future cash flows--end of period...............  $    3,758,894  $   16,758,544
                                                                                    --------------  --------------
                                                                                    --------------  --------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by this item is hereby partially incorporated by reference to the Company's proxy statement which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to regulation 14A. There is no additional required information.

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

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

            [REVIEW FOLLOWING FOR POTENTIAL DELETIONS AND ADDITIONS]

 EXHIBIT                                               NAME OF EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
2*         Acquisition Agreement and Plan of Exchange Regarding the Acquisition of Certain Assets of Esenjay
           Petroleum Corporation and Aspect Resources LLC by Frontier Natural Gas Corporation, dated January 19,
           1998.

3(a)       Amended & Restated Certificate of Incorporation of the Company is incorporated by reference to the
           Company's Registration Statement 333-06261, Amendment No. 1, dated July 31, 1996.

3(b)*      Amended Certificate of Incorporation of the Company dated February 11, 1998.

3(c)       By-Laws of the Company as currently in effect is incorporated by reference to the Company's Registration
           Statement 33-69640-FW, wherein the same appeared as Exhibit 3.2.

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

 EXHIBIT                                               NAME OF EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
10(b)*     Contract Settlement Agreement between Frontier Natural Gas Corporation and David W. Berry dated effective January 1, 1998.

10(c)      Employment Agreement by and between the Company and David B. Christofferson as currently in effect is incorporated by reference to the Company's Registration Statement 33-69640-FW dated September 29, 1993 wherein the same appeared as Exhibit 10.2.

10(d)*     Contract Settlement Agreement between Frontier Natural Gas Corporation and David B. Christofferson dated effective January 1, 1998.

10(e)      Frontier Natural Gas Corporation Incentive Stock Option Plan as currently in effect is incorporated by reference to the Company's Registration Statement 33-69640-FW dated September 29, 1993 wherein the same appeared as Exhibit 10.5.

10(f)      Engagement Agreement between Weisser, Johnson & Co. Capital Corporation and Frontier Natural Gas
           Corporation dated May 10, 1995 as amended January 12, 1996 as currently in effect as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 dated March 29, 1996 wherein the same appears as Exhibit 10(h).

10(g)      Common Stock Purchase Warrant with Hi-Chicago Trust as currently in effect as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 dated March
           29, 1996 wherein the same appears as Exhibit 10(i).

10(h)      $15,000,000 Credit Agreement dated as of January 3, 1996 between Frontier Natural Gas Corporation as the borrower and Bank of America Illinois, as the lender, as currently in effect and incorporated by reference to the Company's current report on Form 8-K dated January 9, 1996.

10(i)      $15,000,000 Credit Agreement dated as of January 3, 1996 between Frontier Natural Gas Corporation as the borrower and Bank of America Illinois, as the lender, Amendment No. 1 to Credit Agreement, dated
           November 1, 1996, as currently in effect.

10(j)      Lease Agreement dated July 16, 1996, by and between the Company and Allen Center Company is incorporated by reference to the Company's registration statement 333-06261 dated July 31, 1996 wherein the same appeared as Exhibit 10.23.

10(k)      Loan Agreement by and between Frontier Natural Gas Corporation and 420 Energy Investments, Inc. dated
           March 1, 1996 as currently in effect as incorporated by reference to the Company's Annual Report on Form
           10-KSB for the fiscal year ended December 31, 1995 dated March 29, 1996 wherein the same appears as
           Exhibit 10(r).

10(l)      Warrant Agreement between Frontier Natural Gas Corporation and LaSalle Street Natural Resources
           Corporation dated as of January 3, 1996 as currently in effect as incorporated by reference to the
           Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 dated March 29, 1996 wherein the same appears as Exhibit 10(s).

10(m)      Frontier Natural Gas Corporation Stock Incentive Plan 1996 as currently in effect as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 dated March 29, 1996 wherein the same appears as Exhibit 10(t).

10(n)      3-D Seismic Participation Agreement dated May 30, 1996 by and between Frontier Natural Gas Corporation and Fina Oil and Chemical Company.

10(o)*     Frontier Natural Gas Corporation Employee Option Plan--1997 as currently in effect.

10(p)*     Credit Agreement by and between Frontier Natural Gas Corporation and Duke Energy Financial Services,
           Inc. dated as of February 23, 1998, as currently in effect.

11         See Note 1 to the audited consolidated financial statements.

 EXHIBIT                                               NAME OF EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
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

                                FRONTIER NATURAL GAS CORPORATION

                                By:              /s/ DAVID W. BERRY
                                     -----------------------------------------
                                                  David W. Berry,
                                        CHAIRMAN OF THE BOARD OF DIRECTORS;
                                                     PRESIDENT

    Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ DAVID W. BERRY        Chief Executive Officer,
------------------------------    (Principal Executive            , 1998
        David W. Berry            Officer) and Director

                                Executive Vice President,
                                  General Counsel, Chief
 /s/ DAVID B. CHRISTOFFERSON      Financial Officer,
------------------------------    (Principal Accounting           , 1998
   David B. Christofferson        and Financial Officer)
                                  and Director

    /s/ JEFFREY R. ORGILL
------------------------------  Vice Chairman of the Board        , 1998
      Jeffrey R. Orgill           of Directors

     /s/ ALLEN H. SWEENEY
------------------------------  Director                          , 1998
       Allen H. Sweeney