Form 10KSB40/A
period 1997-12-31
FRONTIER NATURAL GAS CORP
filed 1998-05-06
CIK 901611

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                 FORM 10-KSB/A

(MARK ONE)

  /X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 1-12530
                           --------------------------
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

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)
                           --------------------------

         Securities registered under Section 12(b) of the Exchange Act:

     NAME OF EACH EXCHANGE ON WHICH
               REGISTERED                           TITLE OF EACH CLASS
----------------------------------------  ----------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FRONTIER NATURAL GAS CORPORATION
                        FOR YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS
                                  FORM 10-KSB

                                     PART I

      ITEM                                                                                                             PAGE
-----------                                                                                                            -----
        1.   Description of Business..............................................................................           1

        2.   Description of Property..............................................................................          16

        3.   Legal Proceedings....................................................................................          17

        4.   Submission of Matters to a Vote of Security Holders..................................................          17

                                                            PART II

        5.   Market for Common Equity and Related Stockholder Matters.............................................          18

        6.   Management's Discussion and Analysis or Plan of Operation............................................          18

        7.   Financial Statements.................................................................................          24

        8.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure................................................................................          45

                                                           PART III

        9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
              Exchange Act........................................................................................          46

       10.   Executive Compensation...............................................................................          47

       11.   Security Ownership of Certain Beneficial Owners and Management.......................................          51

       12.   Certain Relationships and Related Transactions.......................................................          52

                                                            PART IV

       13.   Exhibits and Reports on Form 8-K.....................................................................          53

             Signatures...........................................................................................          55

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

    The Company will substantially increase the scope and diversity of its portfolio (generally 25% to 40%) of projects upon consummation of the Acquisitions. The acquired assets include substantial working interests in 28 exploration projects, almost all of which are natural gas oriented, located primarily along the Texas Gulf Coast. Most of the projects have been, are being, or will be enhanced with 3-D seismic data and CAEX technologies. The Acquisitions include leases or options in over 280,000 gross acres. The 3-D seismic data acquired will, when complete, cover approximately 1,500 square miles and will all have been shot and initially processed since November 1996. Drilling operations have commenced on four of the exploration projects to be acquired by the Company with substantial drilling anticipated through the remainder of this year.

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

THE ACQUISITIONS

    On January 19, 1998 the Company entered into an acquisition agreement with Esenjay and Aspect, which calls for the Company to issue 30,991,563 shares of its common stock for Esenjay and 29,648,636 shares of its common stock for Aspect in exchange for substantial interests in an array of primarily natural gas, technology enhanced exploration projects. The acquisitions include interests in 28 projects, leases or options in over 280,000 gross acres, and interests in 3-D seismic shoots and data, which will cover over 1,500 square miles when completed. Closing of the Acquisition Agreement, a copy of which is attached as an exhibit for this Form 10-KSB, is subject to, among other things, approval by the Company's shareholders. The Company has filed, as of April 14, 1998, a schedule 14A proxy statement calling such a meeting for May 14, 1998. In conjunction with the Acquisitions, if approved, the Board will add a new President and C.E.O. and incur a change in the majority of its Board. The Company will also redeem its issued and outstanding convertible preferred stock. Further information is provided in the Acquisition Agreement, and amendments thereof, attached as exhibits to this Form 10-KSB and any and all discussion herein is qualified in its entirety by reference to said Acquisition Agreement. Additional information is provided in the schedule 14A proxy statement.

    The Effective Date of the Acquisitions is November 1, 1997. On the Effective Date, none of the Esenjay Assets or Aspect Assets contained any producing properties. Since the Effective Date, however, Esenjay and Aspect have drilled or are drilling eight wells that will be for the Company's account if the Acquisitions are consummated. Of these wells, four have been completed or are awaiting completion; one has encountered pays which are behind pipe while deeper zones are being penetrated; two wells are still drilling; and one well was a dry hole. The eight wells are all based upon 3-D seismic and CAEX technologies and are representative of the Company's anticipated strategy.

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

HEDGING ACTIVITIES AND MARKETING

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

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                       1997           1996
                                                                   -------------  ------------
Net Production:
  Oil (Bbl)......................................................       7,286            9,276
  Gas (Mcf)......................................................     121,304        1,406,016
  Gas equivalent (Mcfe)..........................................     165,020        1,461,672
Average sales price:
  Oil ($ per Bbl)................................................  $    20.28     $      20.99
  Gas ($ per Mcf)................................................  $     2.06     $       2.18
  Average production expenses and taxes ($ per Mcfe).............  $     2.13(1)  $        .78

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

                                                   PROVED DEVELOPED     PROVED UNDEVELOPED
                                                 --------------------  --------------------
STATE                                              GROSS       NET       GROSS       NET
-----------------------------------------------  ---------  ---------  ---------  ---------
Oklahoma.......................................     38,606     14,091      1,370        452
Texas..........................................     10,742      1,999         54         54
Alabama........................................      5,156      4,877      5,710      1,805
Arkansas.......................................      1,672        357      6,360      2,544
Louisiana......................................      1,474        449      4,075      3,397
Kansas.........................................      1,600        126     --         --
                                                 ---------  ---------  ---------  ---------
  Total........................................     59,250     21,899     17,569      8,252

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

ITEM 3.  LEGAL PROCEEDINGS

    Esenjay was a defendant in a lawsuit regarding injuries to a former employee that resulted in a judgment against Esenjay of approximately $17,700,000. The judgment was settled by Esenjay's insurers, who agreed to make cash payments to the plaintiff, and by Esenjay who agreed to implement a mutually agreeable work safety plan. The settlement was entered into and approved by the court entering an agreed judgment on December 31, 1997. On approximately April 16, 1998, the plaintiff filed an action against both Esenjay and the Company alleging, in part, that Esenjay has failed and refused to implement an appropriate safety plan and entered negotiations with the Company to convey material assets to it which, if consummated, would negate plaintiff's benefits to be obtained by Esenjay's safety plan, thereby fraudulently inducing plaintiff to settle the judgment against Esenjay. The Company believes the claims are not supported by the facts and are without merit. The Company and Esenjay intend to vigorously defend the claims.

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On November 12, 1993, Frontier Natural Gas Corporation's stock was admitted to trading on the NASDAQ Small Cap Market under the symbols "FNGC" for its common stock, "FNGCP" for its convertible preferred stock and "FNGCW" for its Series A Warrants. On August 9, 1996 the Company's Series B Warrants were admitted to trading on the same market. The Company estimates there are approximately 84 common shareholders of record and 2,337 beneficial owners of the common stock.

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

                                                         CONVERTIBLE PREFERRED       SERIES A WARRANTS         SERIES B WARRANTS
                                       COMMON
                               ----------------------    ----------------------    ----------------------    ----------------------
QUARTER ENDED                    HIGH          LOW         HIGH          LOW         HIGH          LOW         HIGH          LOW
------------------------------ ---------    ---------    ---------    ---------    ---------       ---       ---------    ---------
December 31, 1997............. $ 2          $   11/16    $ 8 1/2      $ 7 1/8      $   3/8      $   1/64     $   7/16     $3/32
September 30, 1997............   2              5/8        9            7 1/4          3/16         1/16         3/4      1/8
June 30, 1997.................   2 3/8        1 11/16     10            9              5/16         3/16         15/16    1/2
March 31, 1997................   3 9/16       2 1/16      10 5/8        9              1/2          5/32       1 11/16    11/16

December 31, 1996.............   2 15/16      2           10 1/4        8              11/32        1/16       1 3/8      5/8
September 30, 1996............   2 3/4        1 5/8        8 5/8        7 3/8          11/16        3/16       1 1/8      5/16
June 30, 1996.................   2 11/16      1 7/8        7 3/8        7 1/4          1/2          7/32       1 1/8      5/16
March 31, 1996................   2 11/16      1 27/64      7 1/4        7 1/4          15/32        1/8        1 3/8      9/16

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

    During 1996 and 1997, the Company's drilling activities, which were based significantly on 2-D seismic data, were unsuccessful. This unsuccessful drilling activity, along with an unexpected drop in production from the Company's Mobile Bay area wells, reduced the Company's cash and capital resources at the time the drilling phase of the Starboard Project was approaching. To address the Company's capital needs for the Starboard Project and other activities, the Board of Directors, at its meeting on August 12, 1997, directed management to look for potential assets to acquire in exchange for the Company's Common Stock, to identify and review potential business consolidation opportunities, identify potential partners to help fund the Company's proposed drilling activities on the Starboard Project and in other locations, and to consider any other avenues to strengthen the Company's capital resources and diversify its exploration opportunities. The Board also directed management to reduce overhead wherever prudently possible and the Company retained an investment advisor to aid in achieving these objectives.

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

YEAR 2000

    The Company has recognized the need to ensure its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company operates on an internally designed software package that is compliant with the year 2000. The Company is attempting to identify other potential areas of risk and has begun addressing these in its planning, purchasing and daily operations. The total costs of connecting all internal systems, equipment and operations to the year 2000 has not been fully quantified, but it is not expected to be a material cost to the Company. However, although no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000 the Company intends to formulate a plan to deal with potential year 2000 issues.

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

    The net loss per common share decreased from a net loss of $0.72 per share in 1996 to a net loss of $0.51 per share in 1997. This is reflective of the decrease in the net loss of $71,217 from the year ended December 31, 1996 to the year ended December 31, 1997 and a change in the number of weighted average equivalent shares outstanding. As a result of the common stock offering that was finalized on August 14, 1996, approximately 9,877,000 weighted average common equivalent shares at December 31, 1997 as compared to approximately 7,142,000 weighted average common equivalent shares at December 31, 1996.

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

    As a result of the loss of revenues from the mid-continent region and Mobile Bay, the Company's revenues during 1997 have been sharply reduced. While management believes that the Acquisitions and the Starboard Project represent the most promising prospects in the Company's history, none of those prospects are currently producing revenue to the Company, and each will require substantial outlays of capital to explore, develop and produce.

    The Company's potential results in 1998 will be substantially effected by the closing of the Acquisitions, which closing is subject to approval by the Company's common shareholders, as well as other provisions of the Acquisition Agreement.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had a cash balance of $690,576 and a working capital deficit of $413,377 as compared to a cash balance of $4,956,656 and working capital of $4,159,034 at December 31, 1996. The decrease in cash and working capital was primarily attributable to the operating loss incurred during 1997 and, in particular, exploration costs associated with dry holes that were drilled during 1997.

    In addition to the changes in cash, the decrease in working capital was primarily attributable to several factors. Current liability increases of $186,174 in accounts payable (primarily due to a greater volume of exploration activities), and $90,773 in accruals and other liabilities (primarily attributable to the current portion of the unrealized loss on swap agreements) were largely offset by a $292,032 reduction in the revenue distribution account (primarily due to the sale of operated properties). They were the primary changes in the category. Current assets were primarily effected by the previously described reduction in cash and a reduction of $144,634 in accounts receivable primarily attributable to the sale of operated properties.

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

    In conjunction with the Acquisition Agreement, Aspect committed to lend the Company up to $1,800,000 to fund operational and exploration requirements prior to closing of the Acquisitions. This credit facility was implemented January 12, 1998 and was superseded by a larger facility from Duke Energy Financial Services, Inc., dated February 23, 1998 (the "Duke Facility"). Upon closing of the Duke Facility, Aspect was repaid $500,000 in principal (plus interest) then due. The Duke Facility provides that the Company can borrow up to $4,800,000 prior to closing of the Acquisitions and, if the Acquisitions are closed, up to an aggregate of $7,800,000. Of the initial $4,800,000, $1,800,000 can be utilized by the Company to fund general corporate needs and costs of exploration, and $3,000,000 is to be utilized to loan to Esenjay (on a secured basis) to pay exploration costs associated with Esenjay's working interests to be conveyed to the Company upon closing of the Acquisitions, which costs may be incurred after the effective date of the Acquisitions, but prior to the date of closing. In the event the Acquisitions are closed, an additional $3,000,000 is available to fund costs of redeeming the Companies currently outstanding preferred stock (a condition of closing the Acquisitions) and exploration costs.

    Major provisions of the Duke Facility include interest at the rate of a national prime rate plus 4% per annum, cash payments equal to an overriding royalty of 0.6% of the Company's interest in wells drilled by the Company while the Duke Facility is outstanding, and the right of the lender to gather, process, and transport and market, at competitive market rates, natural gas produced from a majority of the projects the Company intends to acquire pursuant to the Acquisitions. The Duke Facility is secured by mortgages on most of the Company's undeveloped exploration projects. If the Acquisitions are closed, the assets acquired will be subject to such mortgages. The Duke Facility is repayable in twelve monthly payments (the first eleven in amounts equal to 1/30th of the principal balance on July 31, 1998 plus interest and the final payment for the remaining principal plus interest) commencing August 31, 1998, or sooner, in the event the borrower sells interests in the collateral or closes any underwritten public offering of securities.

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

Deloitte & Touche LLP
Houston, Texas

March 27, 1998

                        FRONTIER NATURAL GAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     DECEMBER 31,   DECEMBER 31,
                                                                                         1997           1996
                                                                                     -------------  -------------
Current Assets:
  Cash and cash equivalents........................................................  $     690,576  $   4,956,656
  Accounts receivable, net of allowance for doubtful accounts of $15,488 at
    December 31, 1997 and $10,533 at December 31, 1996.............................        221,864        366,498
  Prepaid expenses and other.......................................................        249,328        282,317
  Receivables from affiliates......................................................        105,171        152,419
                                                                                     -------------  -------------
    Total current assets...........................................................      1,266,939      5,757,890

Property and equipment:
  Gas and oil properties, at cost--successful efforts method of accounting.........      3,235,848      5,280,115
  Other property and equipment.....................................................      1,169,127      1,074,727
                                                                                     -------------  -------------
                                                                                         4,404,975      6,354,842

  Less accumulated depletion, depreciation and amortization........................     (1,260,605)    (2,918,918)
                                                                                     -------------  -------------
                                                                                         3,144,370      3,435,924
Other Assets.......................................................................        164,699        437,378
                                                                                     -------------  -------------
    Total assets...................................................................  $   4,576,008  $   9,631,192
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      DECEMBER 31,   DECEMBER 31,
                                                                                          1997           1996
                                                                                     --------------  -------------
Current liabilities:
  Accounts payable.................................................................  $      911,396  $     725,222
  Revenue distribution payable.....................................................          68,131        360,163
  Current portion of long-term debt................................................         401,085        304,540
  Accrued and other liabilities....................................................         299,704        208,931
                                                                                     --------------  -------------
      Total current liabilities....................................................       1,680,316      1,598,856
Long-term debt.....................................................................          22,680        325,394
Non-recourse debt..................................................................         864,000        681,618
Accrued interest on non-recourse debt..............................................         194,274          9,918
Other long-term liabilities........................................................           9,918        223,624
                                                                                     --------------  -------------
    Total liabilities..............................................................       2,771,188      2,892,366

Commitments and contingencies

Stockholders' equity:
  Cumulative convertible preferred stock $.01 par value; 5,000,000 shares authorized; 85,961 shares issued and outstanding at December 31, 1997 and 1996;
    ($859,610 aggregate redemption and liquidation preference at December 31, 1997
    and 1996)......................................................................             860            860
  Common stock:
    Class A Common stock, $.01 par value; 40,000,000 shares authorized; 9,935,906 and 9,865,906 outstanding at December 31, 1997 and December 31, 1996,
      respectively.................................................................          99,359         98,659
  Unamortized value of warrants issued.............................................         (27,163)       (54,325)
  Common stock subscribed..........................................................        --               45,000
  Common stock subscription receivable.............................................        --              (45,000)
  Additional paid-in capital.......................................................      14,668,626     14,599,326
  Accumulated deficit..............................................................     (12,936,862)    (7,905,694)
                                                                                     --------------  -------------
      Total stockholders' equity...................................................       1,804,820      6,738,826
                                                                                     --------------  -------------
      Total liabilities and stockholders' equity...................................  $    4,576,008  $   9,631,192
                                                                                     --------------  -------------
                                                                                     --------------  -------------

   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
Revenues:
  Gas and oil revenues..............................................................  $     664,126  $   3,176,861
  Realized gain (loss) on commodity transactions....................................       (375,410)      (814,029)
  Unrealized loss on commodity transactions.........................................       (128,936)
  Gain on sale of assets............................................................        452,020        250,437
  Operating fees....................................................................         55,021        213,834
  Other revenues....................................................................        241,788        339,689
                                                                                      -------------  -------------
    Total revenues..................................................................        908,609      3,166,792
                                                                                      -------------  -------------
Costs and expenses:
  Lease operating expense...........................................................        427,240        556,925
  Production taxes..................................................................         24,497        207,969
  Transportation and gathering costs................................................        143,265        368,716
  Gas purchases under deferred contract.............................................       --               82,461
  Depletion, depreciation and amortization..........................................        315,880      2,237,648
  Impairment of oil and gas properties..............................................        349,384         51,000
  Exploration costs.................................................................      2,258,702      1,317,161
  Interest expense..................................................................         60,942        783,872
  Deferred gas contract settlement..................................................       --              368,960
  General and administrative expense................................................      2,070,812      2,217,099
  Delay Rentals.....................................................................        211,690       --
                                                                                      -------------  -------------
    Total costs and expenses........................................................      5,862,412      8,191,811
                                                                                      -------------  -------------
Loss before provision for income taxes..............................................     (4,953,803)    (5,025,019)
Benefit (provision) for income taxes................................................       --             --
                                                                                      -------------  -------------
Net loss............................................................................     (4,953,803)    (5,025,019)
Cumulative preferred stock dividend.................................................        103,153        103,153
                                                                                      -------------  -------------
Net loss applicable to common stockholders..........................................  $  (5,056,956) $  (5,128,172)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                                                                      $       (0.51) $       (0.72)
Weighted average number of common shares outstanding................................      9,877,865      7,142,056
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             CLASS A COMMON SHARES    UNAMORTIZED
                                       PREFERRED STOCK                                 VALUE OF     ADDITIONAL
                                   ------------------------  ----------------------    WARRANTS      PAID-IN    ACCUMULATED
                                     SHARES       AMOUNT      SHARES      AMOUNT        ISSUED       CAPITAL      DEFICIT
                                   -----------  -----------  ---------  -----------  -------------  ----------  ------------
Balance, December 31, 1995.......      85,961    $     860   5,058,406   $  50,584        --        $7,866,879   $(2,854,887)
Issuance of common stock.........      --           --       4,807,500      48,075        --         6,616,947       --
Warrant issued for services......      --           --          --          --         $ (82,500)      115,500       --
Cumulative preferred stock
  dividend.......................      --           --          --          --            --            --          (25,788)
Amortization of warrants.........                                                         28,175
Net loss.........................      --           --          --          --            --            --       (5,025,019)
                                   -----------       -----   ---------  -----------  -------------  ----------  ------------
Balance, December 31, 1996.......      85,961          860   9,865,906      98,659       (54,325)   14,599,326   (7,905,694)
                                   -----------       -----   ---------  -----------  -------------  ----------  ------------
Issuance of common stock.........      --           --          70,000         700        --            69,300       --
Cumulative preferred stock
  dividend.......................      --           --          --          --            --            --          (77,365)
Amortization of warrants.........      --           --          --          --            27,162        --           --
Net loss.........................      --           --          --          --            --            --       (4,953,803)
                                   -----------       -----   ---------  -----------  -------------  ----------  ------------
Balance, December 31, 1997.......      85,961    $     860   9,935,906   $  99,359     $ (27,163)   $14,668,626 ($12,936,862)
                                   -----------       -----   ---------  -----------  -------------  ----------  ------------
                                   -----------       -----   ---------  -----------  -------------  ----------  ------------

   The accompanying notes are an integral part of these financial statements.

                        FRONTIER NATURAL GAS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
Cash flows from operating activities:
  Net loss..........................................................................  $  (4,953,803) $  (5,025,019)
  Adjustments to reconcile net loss to net cash (used) in operating activities:
    Depletion, depreciation and amortization........................................        315,880      2,237,648
    Impairment of oil and gas properties............................................        349,384         51,000
    Deferred gas contract settlement................................................       --              368,960
    Gain on sale of assets..........................................................       (452,020)      (250,437)
    Gain on settlement of deferred compensation agreement...........................        (25,794)      --
    Deferred revenues under gas contract............................................       --              (74,400)
    Amortization of financing costs and warrants....................................         46,128        710,573
    Unrealized loss on commodity transitions........................................        128,936       --
    Exploration costs...............................................................      2,258,702      1,317,161
    Changes in operating assets and liabilities:
      Trade and affliliate receivables..............................................        191,882        303,975
      Prepaid expenses and other....................................................        198,418       (103,580)
      Other assets..................................................................        272,679       (191,791)
      Accounts payable..............................................................        186,174       (279,119)
      Revenue distribution payable..................................................       (292,032)      (132,909)
      Accrued and other.............................................................       (118,936)        (2,647)
                                                                                      -------------  -------------
    Net cash (used) in operating activities.........................................     (1,894,402)    (1,070,585)
                                                                                      -------------  -------------
Cash flows used in investing activities:
  Capital expenditures--gas and oil properties......................................     (3,023,253)    (3,515,841)
  Capital expenditures--other property and equipment................................       (159,679)      (203,808)
  Proceeds from sale of assets......................................................      1,002,540      4,671,088
                                                                                      -------------  -------------
    Net cash provided by (used) in investing activities.............................     (2,180,392)       951,439
                                                                                      -------------  -------------
Cash flows from financing activities:
  Proceeds from issuance of debt....................................................        182,382      4,717,280
  Repayments of long-term debt......................................................       (296,303)    (3,745,369)
  Debt issuance cost................................................................       --             (183,387)
  Payment for settlement of deferred gas contract...................................       --           (2,181,489)
  Preferred stock dividends paid....................................................        (77,365)       (25,788)
  Net proceeds from issuance of common stock........................................       --            6,430,647
                                                                                      -------------  -------------
    Net cash provided by (used) in by financing activities..........................       (191,286)     5,011,894
                                                                                      -------------  -------------
  Net increase (decrease) in cash and cash equivalents..............................     (4,266,080)     4,892,748
Cash and cash equivalents at beginning of year......................................      4,956,656         63,908
                                                                                      -------------  -------------
Cash and cash equivalents at end of year............................................  $     690,576  $   4,956,656
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Supplemental disclosure of cash flow information:
  Cash paid for interest............................................................  $     141,356  $     818,769
                                                                                      -------------  -------------
                                                                                      -------------  -------------

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

                        FRONTIER NATURAL GAS CORPORATION

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

    EARNINGS PER SHARE--In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" and Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and requires restatement of all prior-period EPS data presented. SFAS 129 establishes standards for disclosing information about an entity's capital structure. Basic earnings per share has been computed by dividing net income to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income to common shareholders (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares. For the years ended December 31, 1997 and 1996 all potentially diluted securities are anti-dilutive and therefore are not included in the earnings per share calculation.

                        FRONTIER NATURAL GAS CORPORATION

    The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated, with 1996 being restated to conform with the requirements of the Statement of Financial Accounting Standards No. 128 Earning Per Share, described below.

                                                                                          1997           1996
                                                                                      -------------  -------------
BASIC EARNINGS PER SHARE
  Weighted Average Common Shares Outstanding........................................      9,877,865      7,142,056
  Basic (Loss) Per Share............................................................  $       (0.51) $       (0.72)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
EARNINGS FOR BASIC COMPUTATION
  Net (Loss)........................................................................  $  (4,953,803) $  (5,025,019)
  Preferred Share Dividends.........................................................       (103,153)      (103,153)
                                                                                      -------------  -------------
  Net Income (Loss) to Common Shareholders (Basic (Loss) Per Share Computation).....  $  (5,056,956) $  (5,128,172)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

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

3. STOCKHOLDERS' EQUITY:

    Effective November 12, 1993, the Company completed its initial public offering of 350,000 Units of its securities. Each unit consisted of two (2) shares of cumulative convertible preferred stock (valued at $10.00 per share), one (1) share of common stock (valued at $4.00) and one (1) warrant ("Series A Warrant") (valued at $0.10). During 1995, the Company offered to exchange one
(1) share of cumulative convertible preferred stock plus all unpaid and accrued preferred dividends for four (4) shares of common stock and two (2) Series A Warrants for a limited period. The Company concluded its offer on May 26, 1995 with a total of 603,939 shares of convertible preferred stock tendered. As a result of the offering, the Company issued 2,415,756 shares of Common Stock and 1,207,878 Series A Warrants. After May 26, 1995, the exchange ratio reverted to the original conversion terms. The Company reflected the market value of the

                        FRONTIER NATURAL GAS CORPORATION
additional two shares of common stock paid as a one-time premium to induce conversion of the cumulative convertible preferred stock as an addition to net loss in computing loss applicable to common shareholders in the amount of $2,415,756. The Company was relieved of $232,285 of accrued dividends relating to the shares tendered, which has been offset against the inducement premium. As of December 31, 1997 and 1996, 85,961 shares of cumulative convertible preferred stock were outstanding.

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

    The holders of cumulative convertible preferred stock will not have voting rights except as required by law in connection with certain defaults and as provided to approve certain future actions including any changes in the provisions of the stock or the issuance of additional shares equal or senior to the stock. Whenever dividends on the cumulative convertible preferred stock have not been paid in an aggregate

                        FRONTIER NATURAL GAS CORPORATION
amount equal to at least six quarterly dividends, the number of directors of the Company will be increased by two and the holders of preferred stock will be entitled to elect these additional directors.

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

    The Company and Hi-Chicago Trust agreed to a settlement in December 1995 whereby the Company issued 75,000 shares of common stock and a stock purchase warrant to purchase up to 300,000 shares of common stock at an exercise price of $3.00 per share to settle a claim asserted by Hi-Chicago Trust. The warrant is exercisable through the earlier of 60 months from the settlement date or for a period of 30 days

                        FRONTIER NATURAL GAS CORPORATION
after the closing bid price of the Company's stock equals or exceeds $6.00 per share for sixty consecutive trading days. The issued shares are unregistered.

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

    Under the plan, the Board may grant options to officers and other employees and shall provide for an automatic receipt of options by directors who are not full time employees. Each option shall consist of an option to purchase one share of common stock at an exercise price that shall be at least the fair market value of the Common stock on the date of the grant of the option. However, the Board may authorize vesting options as it deems necessary; such is the case of certain officers reissued options under this plan during 1997. Unless otherwise so designated, the options shall be exercisable at a rate of 33 1/3% on January 1, the year following the effective date of the grant, and 33 1/3% each January 1 thereafter. The Option holder's right is cumulative. Unless otherwise designated by the Board, if the employment of the Option holder is terminated for any reason, all unexercised Options shall terminate, be forfeited and shall lapse within three months thereafter. The options have a maximum life of ten years from the date of issuance.

    STOCK INCENTIVE OPTION PLAN--1996--The 1996 stock incentive option plan was approved by the Company's stockholders in June, 1996, and 350,000 shares of common stock were initially reserved for issuance thereunder.

    Currently, all options under the plan have expired or have been canceled by the Board of Directors other than 130,000 options currently outstanding, of which 116,000 expire by June of 1998.

                        FRONTIER NATURAL GAS CORPORATION

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

    The following table summarizes activity under the Company's stock option plans for the years ended December 31, 1997 and 1996.

                                   INCENTIVE STOCK     MANAGEMENT INCENTIVE     STOCK INCENTIVE
                                     OPTION PLAN            STOCK PLAN         OPTION PLAN--1997       EMPLOYEE
                                 --------------------  --------------------  ----------------------  OPTION PLAN--
                                   1997       1996       1997       1996        1997        1996         1997
                                 ---------  ---------  ---------  ---------  ----------  ----------  -------------
Shares available for grant.....     --        180,000     --        120,000       8,000     350,000        695,350
Shares under option at end of
  period.......................     --        180,000     48,000    112,000     122,000     342,000        601,000
Option price per share.........     --      $   1.679  $2.00-3.50 $2.00-3.50 $1.47-2.125 $1.47-2.125   $ 0.63-1.88
Shares exerciseable at end of
  period.......................     --        156,000     48,000    102,000      40,666      --            544,000
Sales exercised during the
  period.......................     --         --         --         --          --          --           --
Sales canceled.................    180,000     --         64,000    120,000     220,000      --
Weighted Option Price..........     --      $   1.679  $    3.02  $    3.09  $     1.67  $    1.569    $      0.70

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

                                                                                1997           1996
                                                                            -------------  -------------
Net loss applicable to common stockholders--as reported...................  $  (5,056,956) $  (5,128,172)
                                                                            -------------  -------------
                                                                            -------------  -------------
Net loss applicable to common stockholders--pro forma.....................  $  (5,679,620) $  (5,296,335)
                                                                            -------------  -------------
                                                                            -------------  -------------
Net loss per common and common equivalent share--as reported..............  $       (0.51) $       (0.72)
                                                                            -------------  -------------
                                                                            -------------  -------------
Net loss per common and common equivalent share--pro forma................  $       (0.57) $       (0.74)
                                                                            -------------  -------------
                                                                            -------------  -------------

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 60%; risk-free interest rate of 5.71% and 6.50% in 1997 and 1996, respectively; and expected lives of five
(5) years.

                        FRONTIER NATURAL GAS CORPORATION

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

    In negotiating the terms of the Incentive Agreements and Contract Settlement Agreements, Mr. Berry and Mr. Christofferson determined that their existing stock options would expire 90 days after their termination of employment. The Compensation Committee of the Board of Directors which was comprised of Messrs. Sweeny and Elliott, each of whom was an outside director, recognized that the expiration of those options would result in a disincentive for Mr. Berry and Mr. Christofferson to help the Company pursue a significant corporate transaction. Therefore, the Compensation Committee determined that Mr. Berry's and Mr. Christofferson's existing stock options should be canceled and replaced with new stock options that would terminate not sooner than the date their old options would have expired if their employment with the Company was not terminated. As an added incentive, the Compensation Committee determined to reprice Mr. Berry's and Mr. Christofferson' options so they could more readily benefit from any upturn in the Company's Common Stock trading price upon the consummation of a significant corporate transaction.

    When determining the price at which Mr. Berry's and Mr. Christofferson's new options would be exercisable, the Compensation Committee took the average closing price of the Company's Common Stock on the Nasdaq Small-Cap Market over the 20 day trading period immediately preceding the option reprice date, and multiplied such average trading price by 65%. The Compensation Committee believed that the discount to the average trading price was appropriate because the shares of Common Stock issuable upon exercise of the repriced options would not be freely tradeable and the discount was appropriate to reflect the actual fair market value of the illiquid shares that would be received upon the exercise of the new options.

    The following table sets forth certain information with respect to replacement stock options granted to Mr. Berry and Mr. Christofferson during the year ended December 31, 1997, which are also reported above under "--Option Grants."

                                             NUMBER OF
                                           SECURITIES OF                                                      LENGTH OF ORIGINAL
                                             UNDERLYING      MARKET PRICE OF    EXERCISE PRICE                    OPTION TERM
                                            OPTIONS/SARS    STOCK AT TIME OF      AT TIME OF         NEW       REMAINING AT DATE
                                            REPRICED OR       REPRICING OR       REPRICING OR     EXERCISE      OF REPRICING OR
NAME                              DATE        AMENDED           AMENDMENT          AMENDMENT        PRICE     AMENDMENT (MONTHS)
------------------------------  ---------  --------------  -------------------  ---------------  -----------  -------------------
David W. Berry................    12/3/97     120,000(1)        $     .97          $    1.62      $     .63              102
  President and Chief
  Executive                       12/3/97      24,000(2)        $     .97          $    3.10      $     .63               69
  Officer

David B. Christofferson.......    12/3/97     180,000(3)        $     .97          $    1.68      $     .63               62
  Executive Vice President,       12/3/97      24,000(2)        $     .97          $    3.10      $     .63               69
  General Counsel and
  Secretary                       12/3/97     100,000(1)        $     .97          $    1.47      $     .63              102

------------------------------

(1) Consists of options to purchase shares of Common Stock pursuant to the Stock Incentive Option Plan--1996.

                        FRONTIER NATURAL GAS CORPORATION

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

    The Company was committed to deliver 7,100,000 MMBTU of gas to the purchaser over a period of seven years beginning December 1, 1991. The Company was allowed to deliver gas to satisfy the commitment from its own reserves or from purchasing gas on the open market. The Company delivered 44% from purchases on the open market for the year ended December 31, 1996 as follows:

                                                            FOR YEAR ENDED
                                                             DECEMBER 31,
                                                                 1996
                                                                (MMBTU)
                                                            ---------------
Gas purchased on open market..............................        43,783
Gas delivered from Company reserves.......................        55,417
                                                                  ------
Total deliveries..........................................        99,200
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

    Maturities of long-term debt (excluding non-recourse debt, which is solely dependent upon the successful development and future production, if any, of the Starboard Prospect) are as follows:

                                                           AT DECEMBER 31,
YEAR                                                            1997
---------------------------------------------------------  ---------------
1998.....................................................    $   401,085
1999.....................................................         16,459
2000.....................................................          6,221
2001.....................................................        --
2002.....................................................        --

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

    The remaining funds are to be available for specified future drilling and acquisition activities of the Company subject to the approval of the bank. The Company repaid a substantial portion of this borrowing with proceeds from the sale of its N.E. Cedardale properties in September of 1996. Due to this early repayment of borrowings, the Company reduced debt issuance costs by $293,000 and discount on notes payable by $207,000 and recorded these amounts as interest expense. The loan is secured by a mortgage on

                        FRONTIER NATURAL GAS CORPORATION
all of the Company's significant producing properties. As part of the credit agreement, the Company is subject to certain covenants and restrictions, among which are the limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. As additional consideration for the loan, the Company assigned the bank an overriding royalty interest in the mortgaged properties. The required covenants during 1997 are as follows:

COVENANT, AS DEFINED
------------------------------------------------------------
Tangible Net Worth..........................................  $  5,000,000
Current Ratio...............................................     1.1 : 1.0
Debt to Capitalization......................................     0.6 : 1.0
Cash Flow Ratio.............................................     3.0 : 1.0
Cash on Hand................................................  $    200,000
Working Capital.............................................  $    400,000

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

7. INCOME TAXES:

    Deferred tax assets and liabilities are as follows:

                                                                                  AT DECEMBER 31,
                                                                            ----------------------------
                                                                                1997           1996
                                                                            -------------  -------------
Net operating tax loss carryforward.......................................  $   4,332,710  $   3,494,442
Property and equipment....................................................     (2,936,284)    (1,942,813)
Employee benefits.........................................................       --               76,032
Valuation allowance.......................................................     (3,254,886)    (1,627,661)
                                                                            -------------  -------------
    Net deferred tax asset (liability)....................................  $    --        $    --
                                                                            -------------  -------------
                                                                            -------------  -------------

    The Company has recorded a deferred tax valuation allowance since, based on an assessment of all available historical evidence, it is more likely than not that future taxable income will not be sufficient to

                        FRONTIER NATURAL GAS CORPORATION
realize the tax benefit. The Company and its subsidiaries have estimated net operating loss carryforwards ("NOLs") at December 31, 1997, of approximately $12,743,267, which may be used to offset future taxable income. The operating loss carryforwards expire in the tax years 2006 through 2012.

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

9. COMMITMENTS AND CONTINGENCIES:

    The Company leases office space under lease agreements, which are classified as operating leases. Lease expense under these agreements was $112,432 in 1997 and $106,440 in 1996. A summary of future minimum rentals on these non-cancelable operating leases is as follows:

                                                           AT DECEMBER 31,
YEAR                                                            1997
---------------------------------------------------------  ---------------
1998.....................................................    $   117,068
1999.....................................................    $   117,068
2000.....................................................    $   117,068
2001.....................................................    $    78,045

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

                        FRONTIER NATURAL GAS CORPORATION

    The Company is party to various lawsuits arising in the normal course of business. Management believes the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations, and net cash flows.

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

    In conjunction with the Acquisition Agreement Aspect committed to lend the Company up to $1,800,000, and in January and February advanced $500,000 on said credit facility. The facility was repaid by the Company on February 23, 1998, when the Company entered into a $7,800,000 credit agreement with Duke Energy Financial Services, Inc. Said new credit facility provides for up to $4,800,000 prior to closing of the Acquisitions, $1,800,000 of which can be used directly by the Company and $3,000,000 to be utilized solely to loan to Esenjay to pay exploratory costs incurred on the Esenjay Assets after the effective date of the Acquisitions and prior to closing thereof. An additional $3,000,000 will be available to the Company after closing of the Acquisitions to pay additional exploratory costs. The credit facility bears interest at a national prime rate plus 4%. In addition, the lender will be paid cash payments equal to an overriding royalty of 0.6% of the Company's interest in wells drilled by the Company while the credit facility is outstanding. The lender also has a right to gather, process, transport and market, at competitive market rates, natural gas produced from a majority of the projects the Company intends to acquire pursuant to the Acquisitions. The facility is secured by mortgages on most of the Company's undeveloped exploration projects. If the Acquisitions are closed, the assets acquired will be subject to such mortgages. The facility is repayable in eleven monthly payments equal to 1/30 of the principal plus interest, plus a final monthly payment of all remaining principal plus interest commencing August 31, 1998, or sooner in the event the Company sells interests in the collateral or closes any underwritten public offering of securities.

                        FRONTIER NATURAL GAS CORPORATION

11. SUPPLEMENTAL GAS AND OIL INFORMATION (UNAUDITED):

    The Company's proved gas and oil reserves are located in the United States. Proved reserves are those quantities of natural gas and crude oil which, upon analysis of geological and engineering data, demonstrate with reasonable certainty to be recoverable in the future from known gas and oil reservoirs under existing economic and operating conditions (i.e. price and costs as of the date the estimate is made). Proved developed (producing and non-producing) reserves are those proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped gas and oil reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

FINANCIAL DATA

    The Company's gas and oil producing activities represent substantially all of the business activities of the Company. The following costs include all such costs incurred during each period, except for depreciation and amortization of costs capitalized:

COSTS INCURRED IN GAS AND OIL EXPLORATION AND PRODUCTION ACTIVITIES:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------
                                                                                           1997          1996
                                                                                       ------------  -------------
Acquisition of properties
  Proved.............................................................................  $    765,678  $   1,305,219
  Unproved...........................................................................       242,205        644,323
Exploration costs....................................................................     1,861,432        182,147
Development costs....................................................................       153,938        313,152
                                                                                       ------------  -------------
    Total costs incurred.............................................................  $  3,023,253  $   2,444,841
                                                                                       ------------  -------------
                                                                                       ------------  -------------

CAPITALIZED COSTS:

                                                                                             AT DECEMBER 31,
                                                                                       ---------------------------
                                                                                           1997          1996
                                                                                       ------------  -------------
Proved and unproved properties being amortized.......................................  $  1,181,811  $   4,681,518
Unproved properties not being amortized..............................................     2,054,037        598,596
Less accumulated amortization........................................................      (438,044)    (2,277,984)
                                                                                       ------------  -------------
    Net capitalized costs............................................................  $  2,797,804  $   3,002,130
                                                                                       ------------  -------------
                                                                                       ------------  -------------

ESTIMATED QUANTITIES OF PROVED GAS AND OIL RESERVES:

    The estimates of proved producing reserves were estimated. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental and arbitrary determinations.

                        FRONTIER NATURAL GAS CORPORATION

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

    Future net cash inflows are based on the future production of proved reserves of natural gas, natural gas liquids, crude oil and condensate as estimated by petroleum engineers by applying current prices of gas and oil (with consideration of price changes only to the extent fixed and determinable and with consideration of the timing of gas sales under existing contracts or spot market sales) to estimated future production of proved reserves. Average year end prices used in determining future cash inflows for natural gas and oil for the periods ended December 31, 1997 and 1996 were as follows: 1997--$2.46 per MCF--Gas, $15.70 per barrel--Oil; 1996--$4.13 per MCF--Gas, $24.42 per barrel--Oil, respectively. Future net cash flows are then calculated by reducing such estimated cash inflows by the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and by the estimated future income taxes. Estimated future income taxes are computed by applying the appropriate year-end tax rate to the future pretax net cash flows relating to the Company's estimated proved oil and gas reserves. The estimated future income taxes give effect to permanent differences and tax credits and allowances.

                        FRONTIER NATURAL GAS CORPORATION

    The following table sets forth the Company's estimated standardized measure of discounted future net cash flows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                           ----------------------------
                                                                               1997           1996
                                                                           -------------  -------------
Future cash inflows......................................................  $  15,752,040  $  41,251,837
Future development and production costs..................................     (7,468,887)    (8,288,416)
Future income tax expenses...............................................       (365,224)    (6,628,489)
                                                                           -------------  -------------
Future net cash flows....................................................      7,917,929     26,334,932
Discount.................................................................     (4,019,429)    (9,576,388)
                                                                           -------------  -------------
Standardized measure of discounted future net cash flows.................  $   3,898,500  $  16,758,544
                                                                           -------------  -------------
                                                                           -------------  -------------

    The following table sets forth changes in the standardized measure of discounted future net cash flows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    ------------------------------
                                                                                         1997            1996
                                                                                    --------------  --------------
Standardized measure of discounted future cash flows--beginning of period.........  $   16,758,544  $   16,404,620
Sales of oil and gas produced, net of operating expenses..........................        (312,198)     (1,977,577)
Net changes in sales prices and production costs..................................     (10,601,580)      7,177,867
Extensions, discoveries and improved recovery, less related costs.................          30,952         187,877
Change in future development costs................................................        (433,134)        (17,400)
Previously estimated development costs incurred during the year...................         162,610         115,440
Revisions of previous quantity estimates..........................................      (4,973,603)     (1,940,104)
Accretion of discount.............................................................       2,169,632       2,004,973
Net change of income taxes........................................................       4,810,619      (1,292,670)
Purchases of minerals-in-place....................................................        --             7,787,886
Sales of minerals-in-place........................................................        (371,728)    (11,270,558)
Changes in production rates (timing) and other....................................      (3,341,614)       (421,810)
                                                                                    --------------  --------------
Standardized measure of discounted future cash flows--end of period...............  $    3,898,500  $   16,758,544
                                                                                    --------------  --------------
                                                                                    --------------  --------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the Company's current directors and executive officers.

NAME                                   AGE                                      POSITION
---------------------------------      ---      -------------------------------------------------------------------------
David W. Berry...................          48   Chairman of the Board of Directors and President
David B. Christofferson..........          49   Executive Vice President, Secretary, General Counsel and Director
Jeffrey R. Orgill................          52   Director
Allen H. Sweeney.................          50   Director
Michael A. Barnes................          55   Vice President of Exploration and Production

    DAVID W. BERRY has served as President of the Company since the incorporation of its predecessor in August 1988, and has served as Chairman of the Board of Directors since 1991. In 1978, he formed Berry Petroleum Corporation, which was a regional natural gas and oil exploration company. In 1976 he co-founded Vulcan Energy Corporation, a Tulsa, Oklahoma, based exploration and production company. Mr. Berry has served as the State Finance Chairman of the Oklahoma State Republican Party, as a Trustee for the Oklahoma Museum of Art and on the United States Senatorial Trust Committee. Mr. Berry is a member of the Texas Independent Producers and Royalty Owners Association.

    DAVID B. CHRISTOFFERSON has served as General Counsel, Secretary and a director of the Company since 1989, and as Executive Vice President since 1993. Mr. Christofferson has been active in the natural gas and oil industry for over 25 years, including the responsibility for over $100 million in natural gas and oil loans when he managed the energy department of Utica National Bank. He served as Executive Vice President of two independent natural gas and oil companies that raised over $40 million in non-industry capital. Since 1981, and before joining the Company, he served as a financial consultant and corporate counsel to several Oklahoma based natural gas producers. He also briefly served as General Counsel to a natural gas marketing company. Mr. Christofferson is a member of the Texas Independent Producers and Royalty Owners Association. He received a BBA in finance and a Juris Doctor from the University of Oklahoma. He also received a Masters of Divinity from Phillips University. He is admitted to practice law in Oklahoma.

    JEFFREY R. ORGILL has served as Vice Chairman of the Board of Directors since 1991. From October 1988 to May 1996, he served as the Company's Vice President of Exploration and Production. Mr. Orgill was a consultant to the Company from May 1, 1996 through March 31, 1998. He received a Bachelor of Science degree in Geology and a Master of Science degree in Geology from Brigham Young University.

    ALLEN H. SWEENEY has served as a director of the Company since September 1993. From 1991 to 1994, Mr. Sweeney also served as Chief Accountant and as a consultant to the Company. Since 1990, Mr. Sweeney has served as President and a director of AHS & Associates, Inc., a gas and oil consulting firm, as President and a director of Columbia Production Company, an independent gas and oil company, and as Vice President and a director of Mid-America Waste Management, Inc. He also is Chairman of the Board of Tengasco, Inc., a publicly held oil and gas company. Mr. Sweeney received a BS in accounting from Oklahoma State University and an MBA from Oklahoma City University.

    MICHAEL A. BARNES has served as Vice President of Exploration and Production since May 1996. From March 1991 until his employment with the Company, Mr. Barnes served as Exploration Manager--Gulf Coast for Great Western Resources, Inc. He has 30 years experience in the gas and oil industry with emphasis in the Gulf Coast region. His experience includes seven years as a geologist with Texaco, Inc. and ten years with Sandefer Oil & Gas, Inc., where he served as Vice President of Exploration and Vice President of Exploitation. Mr. Barnes received a BS in Geology from the University of Texas.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Commission. Such officers, directors and 10% shareholders also are required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that they were not required to file a Form 5, the Company believes that, during the fiscal year ended December 31, 1997, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to such individuals.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth the compensation, including bonuses, paid by the Company during each of the three fiscal years ended December 31, 1995, 1996 and 1997 to the Chief Executive Officer and to its other executive officers (other than the Chief Executive Officer) of the Company and its subsidiaries.

                                                                                            LONG-TERM COMPENSATION
                                                                                                    AWARDS
                                                                                          ---------------------------
                                                                                           AWARDS OF      ALL OTHER
NAME AND PRINCIPAL POSITION                               YEAR       SALARY      BONUS     OPTIONS(1)   COMPENSATION
------------------------------------------------------  ---------  ----------  ---------  ------------  -------------
David W. Berry .......................................       1997  $  134,400     --        192,000(2)   $  44,965(3)
  Chairman of the Board, Chief Executive Officer and         1996     124,000     --        192,000(2)      20,145(3)
  President                                                  1995     120,000     --           --           18,367(3)

David B. Christofferson ..............................       1997  $  112,000     --        352,000(2)   $  47,888(4)
  Director, Executive Vice President, Chief Financial        1996     103,000     --        100,000(2)      22,469(4)
  Officer and Secretary                                      1995      95,000      5,000       --           20,090(4)

S. Gordon Reese, Jr.(5) ..............................       1997  $  100,000     --           --        $   6,553
  Senior Vice President                                      1996      98,900     --         85,000          --
                                                             1995      70,000     35,000       --            --

Michael A. Barnes(6) .................................       1997  $  100,000     --         25,000          --
  Vice President of Exploration and Production               1996      61,750     --         25,000          --
                                                             1995      --         --           --            --

------------------------

(1) Represents the number of shares issuable pursuant to vested and non-vested stock options.

(2) In 1997 all stock options previously granted to Mr. Berry and Mr. Christofferson were canceled and new stock options were granted to them pursuant to the Employee Option Plan 1997 (the "1997 Plan"). Amounts stated for 1997 include regrants of such canceled options. See "Option Repricings" and "Employment Agreements."

(3) In 1997, the Company settled its deferred compensation liability to Mr. Berry for a payment of $80,537. Of this amount, a total of $66,063 had been reported as earned compensation in the years 1993-96, and the balance of $14,474 is reported as earned in 1997.

(4) In 1997, the Company settled its deferred compensation liability to Mr. Christofferson for a payment of $95,170. Of this amount, a total of $72,694 had been reported as earned compensation in the years 1993-96, and the balance of $22,476 is reported as earned in 1997. See "Deferred Compensation."

(5) Mr. Reese has resigned as an officer of the Company.

(6) Mr. Barnes will cease to be an officer of the Company within ninety days.

OPTION GRANTS

    The following table sets forth certain information relating to option grants made in 1997 to the individuals named in the Summary Compensation Table above. See "--Executive Compensation."

                                                                                                               POTENTIAL
                                                                                                              REALIZABLE
                                                                                                               VALUE AT
                                                                                                                ASSUMED
                                                                                                                ANNUAL
                                                                 INDIVIDUAL GRANTS                             RATES OF
                                        --------------------------------------------------------------------  STOCK PRICE
                                          NUMBER OF                                                           APPRECIATION
                                        SECURITIES OF         % OF TOTAL                                      FOR OPTION
                                         UNDERLYING       OPTIONS GRANTED TO       EXERCISE                     TERM(2)
                                           OPTIONS     EMPLOYEES IN FISCAL 1997    PRICE PER    EXPIRATION    -----------
NAME                                       GRANTED              YEAR(1)              SHARE         DATE           5%
--------------------------------------  -------------  -------------------------  -----------  -------------  -----------
David W. Berry........................     192,000(3)                30%           $     .63         11/07     $ 136,000
David B. Christofferson...............     352,000(3)                54%           $     .63         11/07     $ 249,920
S. Gordon Reese, Jr.(5)(4)............       --                   --                  --            --            --
Michael A. Barnes(6)..................      25,000(5)                 4%           $    1.28          4/07     $   1,500


                                                    MARKET PRICE
NAME                                       10%      ON GRANT DATE
--------------------------------------  ----------  -------------
David W. Berry........................  $  316,000  $   95,040(7)
David B. Christofferson...............  $  580,820  $  174,240(7)
S. Gordon Reese, Jr.(5)(4)............      --           --
Michael A. Barnes(6)..................  $   25,000  $   17,250

------------------------

(1) Based on options to purchase a total of 646,000 shares of Common Stock granted during 1997, of which 45,000 (or 7%) have expired.

(2) Potential values stated are the result of using the Securities and Exchange Commission method of calculating 5% and 10% appreciation in value from the date of grant to the end of the option term. Such assumed rates of appreciation and potential realizable values are not necessarily indicative of the appreciation, if any, that may be realized in future periods.

(3) Consists of options issued under the 1997 Plan, all of which are currently exercisable. Such options were issued in 1997 in replacement of certain options and stock appreciation rights issued in previous years. See "--Option Repricings."

(4) Mr. Reese has resigned as an executive officer of the Company.

(5) All options were granted under the 1997 Plan. One-third of the options are currently exercisable and the remaining two-thirds become exercisable over 1998 and 1999.

(6) Mr. Barnes will cease to be an officer of the Company within ninety days.

(7) See "Option Repricings".

OPTION REPRICINGS

    In the last quarter of 1997, the Company determined to attempt to consummate a significant corporate transaction to satisfy the Company's need for additional capital resources. In connection with pursuing such a transaction, Mr. Berry and Mr. Christofferson entered into Incentive Agreements and Contract Settlement Agreements with the Company pursuant to which each of Mr. Berry and Mr. Christofferson are entitled to receive certain Incentive Payments and Contract Settlement Payments upon the consummation of such a transaction. Their existing employment agreements will terminate upon the consummation of a significant corporate transaction.

    In negotiating the terms of the Incentive Agreements and Contract Settlement Agreements, Mr. Berry and Mr. Christofferson determined that their existing stock options would expire 90 days after their termination of employment. The Compensation Committee of the Board of Directors, which was comprised of Messrs. Sweeney and Elliott, each of whom was an outside director, recognized that the expiration of those options would result in a disincentive for Mr. Berry and Mr. Christofferson to help the Company pursue a significant corporate transaction. Therefore, the Compensation Committee determined that Mr. Berry's and Mr. Christofferson's existing stock options should be canceled and replaced with new stock options that would terminate on the date their old options would have expired if their employment with the Company was not terminated. As an added incentive, the Compensation Committee determined to reprice Mr. Berry's and Mr. Christofferson's options so they could more readily benefit from any upturn in the Company's Common Stock trading price upon the consummation of a significant corporate transaction.

    When determining the price at which Mr. Berry's and Mr. Christofferson's new options would be exercisable, the Compensation Committee took the average closing price of the Company's Common Stock on the Nasdaq Small-Cap Market over the 20 day trading period immediately preceding the option reprice date, and multiplied such average trading price by 0.65. The Compensation Committee believed that the discount to the average trading price was appropriate because the shares of Common Stock issuable upon exercise of the repriced options would not be freely tradeable and the discount was appropriate to reflect the actual fair market value of the illiquid shares that would be received upon the exercise of the new options.

    The following table sets forth certain information with respect to replacement stock options granted to Mr. Berry and Mr. Christofferson during the year ended December 31, 1997, which are also reported above under "--Option Grants."

                                        NUMBER OF
                                      SECURITIES OF                                                            LENGTH OF ORIGINAL
                                        UNDERLYING    MARKET PRICE OF                                              OPTION TERM
                                       OPTIONS/SARS    STOCK AT TIME    EXERCISE PRICE AT                       REMAINING AT DATE
                                       REPRICED OR    OF REPRICING OR   TIME OF REPRICING     NEW EXERCISE       OF REPRICING OR
NAME                         DATE        AMENDED         AMENDMENT        OR AMENDMENT            PRICE        AMENDMENT (MONTHS)
-------------------------  ---------  --------------  ---------------  -------------------  -----------------  -------------------
David W. Berry...........    12/3/97     120,000(1)      $     .97          $    1.62           $     .63                 102
  President and Chief        12/3/97      24,000(2)      $     .97          $    3.10           $     .63                  69
  Executive Officer

David B.
  Christofferson.........    12/3/97     180,000(3)      $     .97          $    1.68           $     .63                  62
  Executive Vice             12/3/97      24,000(2)      $     .97          $    3.10           $     .63                  69
  President, General         12/3/97     100,000(1)      $     .97          $    1.47           $     .63                 102
  Counsel and Secretary

------------------------

(1) Consists of options to purchase shares of Common Stock pursuant to the 1996 Plan.

(2) Consists of units, each of which included an option to purchase one share of Common Stock and a stock appreciation right ("SAR") equal to two times the difference between the exercise price of the option and the market value of the SAR at the date of exercise, so that one unit had the value of three options, all issued pursuant to the 1993 MISP.

(3) Consists of options to purchase 180,000 shares of Common Stock pursuant to the Company's 1993 Incentive Stock Option Plan.

OPTION EXERCISE AND YEAR-END VALUES

    The following table sets forth certain information as of December 31, 1997 with respect to the unexercised options to purchase Common Stock to the individuals named in the Summary Compensation Table above. See "Executive Compensation." None of such individuals exercised any stock options during 1997.

                                                           NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                                          OPTIONS AT DECEMBER 31,         IN-THE-MONEY OPTIONS
                                                                    1997                AT DECEMBER 31, 1997(1)
                                                         --------------------------  ------------------------------
NAME                                                     EXERCISABLE  UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
-------------------------------------------------------  -----------  -------------  -----------  -----------------
David W. Berry.........................................     192,000        --         $  28,992          --
David B. Christofferson................................     352,000        --         $  53,192          --
S. Gordon Reese, Jr....................................      --            --            --              --
Michael A. Barnes......................................       8,333        16,667        --              --

------------------------

(1) Based on the last sale price of the Common Stock on the Nasdaq Small-Cap Market on December 31, 1997 of $0.78.

EMPLOYMENT AGREEMENTS

    Mr. Berry and Mr. Christofferson (each an "Employee") each have entered into an Incentive Agreement and a Contract Settlement Agreement, and their employment agreements with the Company will be terminated upon the closing of the Acquisitions. Pursuant to the Incentive Agreements and Contract Settlement Agreements, the Company agreed that if the Company closes a significant corporate transaction, and the Employee does not resign as an executive officer before that time, the Company will pay an Incentive Payment of $134,000 to Mr. Berry and $112,000 to Mr. Christofferson, as well as a Contract Settlement Payment of $134,000 to Mr. Berry and $112,000 to Mr. Christofferson, at which time Mr. Berry and Mr. Christofferson will be released from all further obligations to the Company other than contractual confidentiality obligations. Each of the Incentive Payments and the Contract Settlement Payments are in the form of promissory notes bearing interest at the rate of 10% per year payable by the Company to the Employees, with the principal amount being paid at a minimum of $5,000 per month, beginning the first day of the third month after the closing of the significant corporate transaction, and all principal and accrued interest being due and payable upon the earlier of September 30, 1998, or the completion of a public sale of any equity or debt securities of the Company, whichever is earlier. Each of the employees, at their discretion, may defer payment of up to 50% of the principal amount, due until January 15, 1999. The Contract Settlement Payments are intended to satisfy the Employees existing employment contracts. Incentive Payments are intended to compensate the Employees for their services in soliciting, negotiating and closing a significant corporate transaction and not in satisfaction of any prior obligations to the Company. The Incentive Payments are in addition to any other obligations or payments due to the Employees, including the settlement of their previously existing employment contracts. In addition, as an inducement to the Employees to continue to solicit and close a change of control transaction, and regardless of whether such a transaction occurs, all of the stock options previously granted to the employees by the Company were canceled, and the Company issued to each of the employees new stock options pursuant to the Employee Option Plan. See "--Option Grants" and "--Option Repricings."

    The transactions contemplated by the Acquisition Agreement will constitute a significant corporate transaction pursuant to which the Incentive Payments and Contract Settlement Payments will be payable to Mr. Berry and Mr. Christofferson. Upon the closing of the Acquisitions, Mr. Berry and Mr. Christofferson will have no further contractual obligations to the Company other than confidentiality obligations and any contractual arrangements they may negotiate with the Company in the future.

DEFERRED COMPENSATION

    Pursuant to employment agreements with Messrs. Berry, Orgill and Christofferson, deferred compensation accrued annually payable at the rate of $9,000 per year for each year the executive was employed by the Company. The payment of such compensation is deferred until retirement at which time it is payable for a period of 15 years. In lieu of receiving such deferred compensation upon retirement, in 1997 the Company paid Mr. Berry $80,537 and Mr. Christofferson $95,170, which amounts were based upon a present value calculation of the deferred compensation accrued as of August 30, 1997.

OPTION PLANS

    MANAGEMENT INCENTIVE STOCK PLAN-1993. The MISP-1993 authorized the issuance of up to 240,000 units. Each unit consists of (i) an option to purchase one share of Common Stock and (ii) a cash payment ("Stock Appreciation Right" or "SAR") to be made by the Company when the option is exercised. The value of the SAR is equal to twice the amount by which the fair market value of the Common Stock on the date of exercise of the option exceeds the exercise price. Currently, all units have expired or have been canceled by the Board of Directors other than 48,000 units currently outstanding, 18,000 of which expire in May 1998.

    STOCK INCENTIVE OPTION PLAN-1996. The 1996 Plan authorized the issuance of up to 350,000 options to purchase one share of Common Stock. Currently, all options have expired or have been canceled by the Board of Directors other than 142,000 options currently outstanding, of which 91,000 expire in May 1998.

    EMPLOYEE OPTION PLAN-1997. The 1997 Plan authorizes the issuance of up to 695,350 options to purchase one share of Common Stock. Options to purchase 601,000 shares are currently outstanding, of which 6,000 expire in May 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of March 27, 1998, with respect to the Common Stock owned by (i) each person known by management to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors, nominees for directors and executive officers; and (iii) all directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

                                                                                           PERCENTAGE OF
                                                                               NUMBER OF    OUTSTANDING
NAME OF BENEFICIAL OWNER                                                       SHARES(1)    SHARES(2)(3)
-----------------------------------------------------------------------------  ----------  --------------
David W. Berry(4)(5).........................................................     852,930         8.0%
Alex Cranberg(6).............................................................     123,900        1.16%
Jeffrey R. Orgill(4)(7)......................................................     592,500        5.53%
David B. Christofferson(4)(8)................................................     408,000        3.81%
Allen H. Sweeney(9)..........................................................      12,000        *
Michael A. Barnes(10)........................................................       8,333        *
Michael E. Johnson(11).......................................................      75,000        *
Charles J. Smith(11).........................................................      75,000        *
Directors and executive officers as a group (5 persons)(12)..................   1,873,763       17.49%

------------------------

   * Less than 1%.

 (1) Includes all shares with respect to which each person, executive officer or director who directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or to direct voting of such shares or to dispose or to direct the disposition of such shares. Includes shares that may be purchased under stock options exercisable within 60 days.

 (2) Based on 9,935,906 shares of Common Stock outstanding at March 27, 1998, plus, for each beneficial owner, those number of shares underlying exercisable options held by each executive officer or director.

 (3) Percent of class for any shareholder listed is calculated without regard to shares of Common Stock issuable to others upon exercise of outstanding stock options. Any shares a shareholder is deemed to own by having the right to acquire by exercise of an option or warrant are considered to be outstanding solely for the purpose of calculating that shareholder's ownership percentage.

 (4) Address c/o Frontier Natural Gas Corporation, One Allen Center, Suite 2950, Houston, Texas 77002.

 (5) Includes options to purchase 192,000 shares of Common Stock that are currently exercisable.

 (6) Includes options to purchase 112,500 shares of Common Stock that are currently exercisable warrants held by Aspect, as to which Mr. Cranberg disclaims beneficial ownership.

 (7) Includes options to purchase 24,000 shares of Common Stock that are currently exercisable.

 (8) Includes options to purchase 352,000 shares of Common Stock that are currently exercisable.

 (9) Includes options to purchase 12,000 shares of Common Stock that are currently exercisable. Mr. Barnes will no longer be an employee of the Company and his options will expire within ninety days.

 (10) Includes 8,333 shares issuable pursuant to various options held by executive officers and directors that are currently exercisable.

 (11) Includes 75,000 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Esenjay. As to which Messrs. Johnson and Smith disclaim beneficial ownership.

 (12) Includes 588,333 shares issuable pursuant to various options held by executive officers and directors and currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Effective May 1, 1996, Jeffrey Orgill and the Company agreed to the termination of Mr. Orgill's employment agreement and Mr. Orgill resigned as Vice President of Exploration and Production as of May 1, 1996 that expired in March, 1998. Mr. Orgill entered into a Consulting Agreement with the Company effective May 1, 1996. Mr. Orgill was paid $10,000 per month under the terms of the agreement through March 1998. Pursuant to the Consulting Agreement, the Company paid $120,000 to Mr. Orgill during 1997 for consulting services.

    The Company made advances to officers and affiliates of the Company during 1996 and 1997 of $51,143 and $48,380, respectively, and received repayments of $18,741 and $99,216, respectively. The December 31, 1996 and 1997 receivables include approximately $47,787 and $47,787, respectively, from an affiliated partnership for which the Company serves as the managing general partner.

    During 1996, as a part of the Company's relocation to Houston, Texas, the Company purchased the homes of David W. Berry and David B. Christofferson, both officers of the Company, for $191,395 and $178,000, respectively. These amounts in each case were ascertained by averaging two independent MAI appraisals to determine fair market value. The Company subsequently sold the homes at a sales contract price of $176,200 and $178,000, respectively, pursuant to which sales contracts the Company received net sales proceeds after commissions and other selling expenses of $158,847 and $165,626, respectively.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBIT                                                 NAME OF EXHIBIT
-------------  --------------------------------------------------------------------------------------------------------
        2(a)   Acquisition Agreement and Plan of Exchange Regarding the Acquisition of Certain Assets of Esenjay
                 Petroleum Corporation and Aspect Resources LLC by Frontier Natural Gas Corporation, dated January 19,
                 1998.

        2(b)   First Amendment to Acquisition Agreement and Plan of Exchange regarding the Acquisitions of certain assets of Esenjay Petroleum Corporation and Aspect Resources LLC by Frontier Natural Gas Corporation,
                 amendment dated April 20, 1998.

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

   EXHIBIT                                                 NAME OF EXHIBIT
-------------  --------------------------------------------------------------------------------------------------------
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

       21*     Subsidiaries of Registrant.

       27*     Financial Data Schedule.

------------------------

*   Previously filed.

(b) Reports on Form 8-K.

    None

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

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ DAVID W. BERRY        Chief Executive Officer,
------------------------------    (Principal Executive
        David W. Berry            Officer) and Director

                                Executive Vice President,
                                  General Counsel, Chief
 /s/ DAVID B. CHRISTOFFERSON      Financial Officer,
------------------------------    (Principal Accounting
   David B. Christofferson        and Financial Officer)
                                  and Director

    /s/ JEFFREY R. ORGILL
------------------------------  Vice Chairman of the Board
      Jeffrey R. Orgill           of Directors

     /s/ ALLEN H. SWEENEY
------------------------------  Director
       Allen H. Sweeney