Form 10QSB
period 1998-03-31
FRONTIER NATURAL GAS CORP
filed 1998-05-20
CIK 901611

-------------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-QSB


[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to ______

                       Commission file number:  1-12530




                          ESENJAY EXPLORATION, INC.
    (Exact name of small business issuer as specified in its charter)


                 DELAWARE                               73-1421000
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)              Identification Number)


                 500 DALLAS, SUITE 2920, HOUSTON, TEXAS 77002
          (Address of principal executive offices including zip code)


                               (713) 739-7100
               (Issurer's telephone number including area code)


             FRONTIER NATURAL GAS CORPORATION, 500 DALLAS STREET,
                     SUITE 2920, HOUSTON, TEXAS  77002
             (Former name, former address and formal fiscal year,
                        if changed since last year)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     1,655,984 shares as the registrant's common stock were outstanding as of May 19, 1998.

     Transitional Small Business Disclosure Format (Check one):
Yes [ ]   No [X]

-------------------------------------------------------------------------------

                           ESENJAY EXLORATION, INC.
                                  FORM 10-QSB
                     FOR THE QUARTER ENDED MARCH 31, 1998

                                    INDEX


    PART I.   FINANCIAL INFORMATION                                         PAGE
                                                                            ----
    ITEM 1.   Financial Statements - General Information ..................   3
              Condensed Consolidated Balance Sheets as of March 31, 1998
               and December 31, 1997 ......................................   4
              Condensed Consolidated Statements of Operations for the
               three months ended March 31, 1998 and 1997..................   5
              Condensed Consolidated Statements of Cash Flow for the
               three months ended March 31, 1998 and 1997..................   6
              Notes to Condensed Consolidated Financial statements.........   7

    ITEM 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  11

    PART II.    OTHER INFORMATION..........................................  17




 The accompanying notes are an integral part of these financial statements.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL

     The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the results of operations for the three months ended March 31, 1998 and 1997.

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the related notes thereto included in Form 10-KSB and 10KSB/A as filed with the SEC.




 The accompanying notes are an integral part of these financial statements.

                           ESENJAY EXLORATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                       March 31,    December 31,
                                                         1998           1997
                                                       ---------    ------------
Current assets:
Cash and cash equivalents                            $    188,495   $    690,576
  Accounts receivable, net of allowance for
   doubtful accounts of $7,915 at March 31, 1998
   and 15,488 at December 31, 1997                        176,507        221,864
  Prepaid expenses and other                              141,074        249,328
  Current portion notes receivable from EPC               466,664             --
  Receivables from affiliates                              97,765        105,171
                                                     ------------   ------------
     Total current assets                               1,070,505      1,266,939
Property and equipment:
  Gas and oil properties, at cost-
   successful efforts method of accounting              3,635,538      3,235,848
  Other property and equipment                          1,151,592      1,169,127
                                                     ------------   ------------
                                                        4,787,130      4,404,975
  Less accumulated depletion, depreciation
   and amortization                                    (1,295,435)    (1,260,605)
                                                     ------------   ------------
                                                        3,491,695      3,144,370
Other assets                                              513,856        164,699
Notes receivable from EPC                               1,283,336             --
                                                     ------------   ------------
     Total assets                                    $  6,359,392   $  4,576,008
                                                     ------------   ------------
                                                     ------------   ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,    December 31,
                                                         1998          1997
                                                       ---------    ------------
Current liabilities:
  Accounts payable                                   $    824,440   $    911,396
  Revenue distribution payable                             74,325         68,131
  Current portion of long-term debt                       988,360        401,085
  Accured and other liabilities                           331,964        299,704
                                                     ------------   ------------
     Total current liabilities                          2,219,089      1,680,316
Long-term debt                                          1,846,165         22,680
Non-recourse debt                                         864,000        864,000
Accured interest on non-recourse debt                     227,114        194,274
Other long-term liabilities                                 --             9,918
                                                     ------------   ------------
     Total liabilities                                  5,156,368      2,771,188
Commitments and contingencies
Stockholders' equity:
  Cumulative convertible preferred stock $.01 par
   value; 5,000,000 shares authorized; 85,961
   shares issued and outstanding at
   March 31, 1998 and December 31, 1997
   ($859,610 aggregate liquidation preference
   at March 31, 1998 and December 31, 1997)                   860            860
Common Stock:
  Class A common stock, $.01 par value;
   40,000,000 shares authorized;
   1,655,984 outstanding at March 31, 1998 and
   outstanding December 31, 1997 (1)                       16,560         16,560
Unamortized value of warrants issued                      (20,371)       (27,163)
Additional paid-in capital                             14,751,425     14,751,425
Accumulated deficit                                   (13,545,450)   (12,936,862)
                                                     ------------   ------------
     Total stockholders' equity...                      1,203,024      1,804,820
                                                     ------------   ------------
     Total liabilities and stockholders' equity      $  6,359,392   $  4,576,008
                                                     ------------   ------------
                                                     ------------   ------------

   (1) After giving effect to the 1:6 reverse stock split effected on May 14, 1998. (See Note 6.)

 The accompanying notes are an integral part of these financial statements.

                           ESENJAY EXLORATION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                             1998           1997
                                                          ----------     ----------
Revenues:
  Gas and oil revenues                                   $   48,503    $   327,435
  Realized gain (loss) on commodity transactions            (47,875)      (121,937)
  Unrealized loss on commodity transactions                 (51,011)            --
  Gain on sale of assets                                      2,875        132,035
  Operating fees                                              6,992         14,234
  Other revenues                                             23,930         53,880
                                                         ----------    -----------
     Total revenues                                         (16,586)       405,647
                                                         ----------    -----------
Costs and expenses:
  Lease operating expense                                    69,773         96,698
  Production taxes                                           (1,090)         8,784
  Transportation and gathering costs                            639         90,394
  Depletion, depreciation and amortization                   53,568        132,774
  Exploration costs                                           3,560        852,626
  Interest expense                                           19,223          4,133
  General and administrative expense                        459,014        572,260
  Delay rentals                                             (12,685)            --
                                                         ----------    -----------
     Total costs and expenses                               592,002      1,757,669
                                                         ----------    -----------
Loss before provision for income taxes                     (608,588)    (1,352,022)
Benefit (provision) for income taxes                             --             --
                                                         ----------    -----------
Net loss                                                   (608,588)    (1,352,022)

Cumulative preferred stock dividend                          25,788         25,788
                                                         ----------    -----------
Net loss applicable to common stockholders               $ (634,376)   $(1,377,810)
                                                         ----------    -----------
                                                         ----------    -----------
Net loss per common share (1)                            $    (0.38)   $     (0.84)
                                                         ----------    -----------
                                                         ----------    -----------
Weighted average number of common shares
 outstanding (in thousands) (1)                           1,655,984      1,644,318

(1) After giving effect to the 1:6 reverse stock split effected on May 14, 1998. (See Note 6.)


  The accompanying notes are an integral part of these financial statements.

                           ESENJAY EXLORATION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               1998           1997
                                                             --------       --------
Cash flows from operating activities:
   Net loss                                                $  (608,588)   $(1,352,022)
Adjustments to reconcile net loss to net
 cash (used) in operating activities:
   Depletion, depreciation and amortization                     53,568        132,774
   Gain on sale of assets                                       (2,875)      (132,035)
   Amortization of financing costs and warrants                 21,564         30,343
   Unrealized loss on commodity transactions                    51,011             --
   Exploration costs                                             3,560        852,626
   Changes in operating assets and liabilities
      Trade and affiliate receivables                           52,763        (23,282)
      Prepaid expenses and other                               108,254        170,295
      Other assets                                            (359,188)        (1,028)
      Accounts payable                                         (86,956)       (11,760)
      Revenue distribution payable                               6,194       (173,684)
      Accrued and other                                          4,171       (158,993)
                                                           -----------    -----------
   Net cash (used) in operating activities                    (756,522)      (348,280)
                                                           -----------    -----------

Cash flows used in investing activities:
   Capital expenditures - gas and oil properties              (403,250)    (1,330,312)
   Capital expenditures - other property and equipment         (13,328)       (73,646)
   Notes receivable from EPC                                (1,750,000)
   Proceeds from sale of assets                                 15,000        540,568
                                                           -----------    -----------
      Net cash provided by (used) in investing
       activities                                           (2,151,578)      (863,390)
                                                           -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of debt                            3,000,000        225,534
   Repayments of long-term debt                               (593,981)       (74,443)
   Preferred stock dividends                                        --        (25,788)
                                                           -----------    -----------
      Net cash provided by (used) in financing
       activities                                            2,406,019        125,303
                                                           -----------    -----------
   Net increase (decrease) in cash and cash equivalents       (502,081)    (1,086,867)
Cash and cash equivalents at beginning of period               690,576      4,956,686
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $   188,495    $ 3,869,789
                                                           -----------    -----------
                                                           -----------    -----------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $    98,325    $    34,157
                                                           -----------    -----------
                                                           -----------    -----------

  The accompanying notes are an integral part of these financial statements.

                           ESENJAY EXLORATION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying unaudited condensed consolidated financial statements of Esenjay Exploration, Inc. and its subsidiaries and its predecessor Frontier Natural Gas Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

            A summary of the Company's significant accounting policies is presented on pages 30 and 31 of its 1997 Form 10KSB/A filed with the SEC. Users of financial information are encouraged to refer to the footnotes contained therein when reviewing interim financial results. There have been no material changes in the accounting policies followed by the Company during 1998.

       The accompanying interim financial statements contain all the material adjustments, which are in the opinion of management, consistent with the adjustments necessary to present the fairly stated consolidated financial position, results of operations, cash flows and stockholder's equity of Esenjay Exploration, Inc. for the interim period. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   LONG-TERM DEBT:

Long-term debt consists of the following:

                                                        March 31,    December 31,
                                                          1998           1997
                                                        ---------    ------------
Note payable pursuant to a credit agreement
 with a bank of $218,888 at March 31, 1998 and
 $293,888 at December 31, 1997, interest at
 LIBOR rate (reserve adjusted), plus one and
 seven-eights percent (1.875%) (7.25% at March
 31, 1998 and December 31, 1997), payable in
 monthly installments, due in various monthly
 amounts through December 1998, collateralized
 by producing oil and gas properties; net of
 discount of $14,224 at March 31, 1998 and
 $18,966 at December 31, 1997                         $   204,664    $   274,922

Non-recourse loan, payable out of an 8% ORRI on
 the Starboard Prospect, interest accrued at 15%          864,000        864,000

Notes payable to bank, interest at 7.49% to
 12.5%, payable in Monthly installments, due in
 various amounts through 2001, collateralized by
 other property and equipment                              29,861         48,843

Note payable, interest at 12%, payable monthly,
 principal due December 31, 1997                          100,000        100,000

Note payable pursuant to a credit agreement
with an energy Lending institution, $2,500,000
at March 31, 1998, interest at prime rate plus
4% payable monthly, principal due in eleven
monthly installments commencing August 31, 1998         2,500,000             --
                                                      -----------    -----------
                                                        3,698,525      1,287,765
Less current portion                                      988,360        401,085
                                                      -----------    -----------
                                                      $ 2,710,165    $   886,680
                                                      -----------    -----------
                                                      -----------    -----------

On January 3, 1996, the Company entered into a $15,000,000 credit agreement with a bank. The agreement provided for the immediate funding of $4,000,000 which was used to terminate the Gas Sales Agreement and repay the deferred gas revenues incurred under the Gas Sales Agreement, payoff the note payable to a bank due August 1, 1996, pay the bank fees related to the financing with the remainder being used to pay current liabilities. The remaining funds will be available for specified future drilling and acquisition activities of the Company subject to the approval of the bank. The Company repaid a substantial portion of this borrowing with proceeds from the sale of its N.E. Cederdale properties in September of 1996. Due to this early repayment of borrowings, the Company reduced debt issuance costs by $293,000 and discount on notes payable by $207,000 and recorded these amounts as interest expense. The loan is secured by a mortgage on all of the Company's significant producing properties. As part of the credit agreement, the Company is subject to certain covenants and restriction, among which are the limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and minimum debt to net worth ratio. As additional consideration for the loan, the Company assigned the bank an overriding royalty interest in the mortgaged properties. The required covenants during 1998 are as follows:

                 Covenant, as defined
             -----------------------------
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

     The Company has not been able and does not believe it will be able to comply with certain of the covenants. The Company has obtained a waiver of the covenants through June 30, 1998. Management believes that the Company will require an additional waiver or waivers during 1998.

     In addition, the Company entered into an interest rate swap guaranteeing a fixed interest rate of 8.28% on the loan, and the Company will have paid fees of one-eighth of 1% (.0125%) on the unused portion of the commitment amount. On April 24, 1998, the Company settled this swap agreement resulting in a realized loss of $28,500.

     On March 12, 1996, the Company completed a financial package with a group funded by a public utility to evaluate and develop a project in Terrebonne Parish, Louisiana. This group will participate in 48% of all costs of evaluation and development of the project area and provided a non-recourse loan to fund 48% of the Company's share of certain leasehold and seismic evaluation costs of the project. The loan is secured by a mortgage on the Company's interest in the project. As of March 31, 1998, the Company has received advances aggregating $864,000 on the non-recourse loan. The non-recourse loan will be paid solely by the assignment of an 8% overriding royalty interest in the future revenues of the financed project. The loan is now fully funded.

     In conjunction with the Acquisition Agreement, Aspect committed to lend the Company up to $1,800,000, and in January and February advanced $500,000 on said credit facility. The facility was repaid by the Company on February 23, 1998, when the Company entered into a $7,800,000 credit agreement with Duke Energy Financial Services, Inc. The new credit facility provides up to $4,800,000 prior to closing of the transactions set forth in the Acquisition Agreement, $1,800,000 of which can be used directly by the Company and $3,000,000 to be utilized solely to loan to EPC to pay exploratory costs incurred on the assets acquired from EPC after the effective date of the acquisitions and prior to closing thereof. An additional $3,000,000 became available to the Company after closing of the Acquisitions to pay additional exploratory costs and to fund the costs of redemption of the Company's convertible preferred stock. The credit facility bears interest at a national prime rate plus 4%. In addition, the lender will be paid cash payments equal to an overriding royalty of 0.6% of the Company's interest in wells drilled by the Company while the credit facility is outstanding. The lender also has a right to gather, process, transport and market, at competitive market rates, natural gas produced from a majority of the projects the Company intends to acquire pursuant to the Acquisitions. The facility is secured by mortgages on most of the Company's undeveloped exploration projects. The assets acquired pursuant to the Acquisition Agreement are also subject to such mortgages. The facility is repayable in eleven monthly payments equal to 1/30 of the principal plus interest, plus a final monthly payment of all remaining principal plus interest commencing August 31, 1998, or sooner in the event the Company sells interests in the collateral or closes any underwritten public offering of securities.

3.   DISPOSITION OF OIL AND GAS PROPERTIES

     In the first quarter of 1997 the Company divested its interest in a well located in Oklahoma and promoted its interest in a prospect located in South Louisiana for a total of $381,321 and realized a gain of $166,143. This gain was partially offset by a realized loss of $34,108 which was associated with the relocation of the Company headquarters to Houston, Texas. There was no such activity in the first quarter of 1998.

4.   NOTES RECEIVABLE FROM EPC

     The Duke Energy Financial Services, Inc. credit agreement provides for up to $4,800,000 prior to the closing of the transactions provided for in the Acquisition Agreement, of which $3,000,000 was used to make loans to EPC to pay exploratory costs incurred on the assets to be acquired by the Company which costs were incurred after the effective date of the Acquisition Agreement and prior to closing. This credit facility bears interest at a national prime rate plus 4%. The facility is repayable in eleven monthly payments equal to 1/30 of the principal plus interest, plus a final monthly payment of all remaining principal plus interest commencing August 31, 1998. As of March 31, 1998, the funds expended in connection with these exploratory costs were $1,750,000, of which $466,664 represents the current portion and $1,283,336 represents the long-term portion.

5.   COMMITMENTS AND CONTINGENCIES

     The Company previously entered into employment agreements with two officers which covered periods through December 31, 1999. In 1997 the Company entered into incentive agreements and contract settlement agreements with the two officers. Pursuant to the incentive agreements and contact settlement agreements, in the event the transactions provided for in the Acquisition Agreement closed, or in the event there is another transaction which results in a change of control of the Company, it will pay incentive payments totaling $246,000, as well as contract settlement payments totaling $246,000 to said officers. Each of the incentive payments and the contract payments may be paid in the form of promissory notes due not later than September 30, 1998. Upon closing of the transactions provided for in the Acquisition Agreement the employment agreements were settled by execution of said promissory notes.

     The Company is a party to various lawsuits arising in the normal course of business. Management believes the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations and net cash flows.

     Pursuant to the credit agreement with the bank, the Company entered into a natural gas swap agreement on 62,500 MMBTU of natural gas per month at $1.566 per MMBTU for Mid-Continent gas for the period from April 1, 1996 through January 31, 1999. The swap was amended to 31,250 MMBTU on September 25, 1996, due to the sale of the N.E. Cedardale field. The Company recorded a loss of $212,000 in connection with this reduction in quantities covered by the swap agreement. Currently the Company's monthly natural gas production is substantially less than the natural gas swap that is in place. The total unrealized loss on the amended swap agreement was $179,947 at March 31, 1998.

6.   SUBSEQUENT EVENT

  On May 14, 1998 a Special Meeting of Stockholders of the Company was held pursuant to a solicitation of proxy mailed on or about April 24, 1998 to all the stockholders of record as of the close of business on April 1, 1998. The stockholders approved and ratified the following:

  (i) the approval of the Acquisition Agreement and Plan of Exchange dated January 19, 1998 between the Company and EPC and Aspect;
  (ii) the approval of a recapitalization of the Company using a reverse split vehicle equivalent to 1/6 of the presently outstanding Common Stock;
  (iii) the approval of the reincorporation of the Company in the state of Delaware and to change the Company's name to Esenjay Exploration, Inc.; and
  (iv)  the election of seven directors.

     As a result of the above stockholders actions, the Acquisitions were closed, the preferred stock has been called for redemption, and the recapitalization, reincorporation and name change were effected.
Accordingly, all numbers of common shares and per share calculations have been restated to reflect the 1:6 reverse stock split.

     The Acquisition Agreement calls for the Company to issue up to 5,165,260 shares of Common Stock after giving effect to the reverse split to EPC in exchange for undeveloped oil and gas prospects and to issue up to 4,941,440 shares of Common Stock after giving effect to the reverse split to Aspect for the Aspect assets. The combined assets of Aspect and EPC have a historical full cost basis of $19.9 million and a fair market value of $54,200,000. In addition, after the effective date and prior to the date of closing, EPC incurred approximately $3,800,000 in exploration and development costs associated with the prospects and Aspect incurred approximated $3,955,000 in such costs, all of which incurred costs are for the account of the Company.

     The pro forma condensed consolidated statement of operations data for the year ended December 31, 1997 and for the three months ended March 31, 1998 combine the Company's historical information as adjusted to give effect to the Acquisitions as if they had occurred on January 1, 1997. The pro forma condensed balance sheet data as of March 31, 1998 is presented as if the Acquisitions had been consummated on that date.

STATEMENT OF OPERATIONS DATA

                                                     Three months
                                                        ended         Year ended
                                                       March 31,     December 31,
                                                         1998            1997
                                                    ------------   -------------
         Revenues                                   $    (16,586)  $     908,609
         Production & exploration costs                1,316,298       8,585,067
         Interest expense                                180,852         687,422
         General & administrative expenses               819,014       3,553,812
         Net loss                                   $ (2,386,318)  $ (12,582,956)
                                                    ------------   -------------
                                                    ------------   -------------
         Net loss per common share                  $       (.20)  $       (1.07)
                                                    ------------   -------------
                                                    ------------   -------------
         Weighted average common shares
         outstanding                                  11,812,684      11,803,011

BALANCE SHEET DATA                                    March 31,
                                                        1998
                                                    ------------
         Cash and cash equivalents                  $    338,495
         Working capital (deficit)                    (3,118,446)
         Net properties and equipment                 60,691,695
         Total assets                                 62,523,730
         Long-term debt, including current portion     6,578,779
         Preferred stock                                      --
         Paid-in capital                              48,068,002
         Stockholders' equity                         53,451,486


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis reviews Esenjay Exploration, Inc.'s and/or its predecessor Frontier Natural Gas Corporation's operations for the three month periods ended March 31, 1998 and 1997 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys not yet completed, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

OVERVIEW

  In mid-1996, the Company refocused its activities from acquiring gas reserves principally in the Mid-Continent region of the United States to concentrate on exploration and related development drilling projects in Southern Louisiana and along the Gulf Coast region of Alabama, Mississippi and Texas. The Company's most significant project (prior to the acquisitions described below) had been its Starboard Project in Terrebonne Parish, Louisiana, which is 3-D seismic based and which was a primary focus in 1996 and 1997, and which project has now reached the drilling phase. During 1996 and 1997, the Company's drilling activities, which were based significantly on 2-D seismic data were largely unsuccessful. This fact, along with an unexpected drop in production from the Company's Mobile Bay area wells reduced the Company's cash and capital resources at the time the drilling phase of the Starboard Project was approaching.

  To address the Company's capital needs, the Board of Directors, at its meeting on August 12, 1997, directed management to look for potential assets to acquire in exchange for the Company's Common Stock, to identify and review potential business consolidation opportunities, identify potential partners to help fund the Company's proposed drilling activities on the Starboard Project and in other locations, and to consider any other avenues to strengthen the Company's capital resources and diversify its exploration opportunities. The Board also directed management to reduce overhead wherever prudently possible and the Company retained an investment advisor to aid in achieving these objectives.

  The Company explored a series of such transactions and the Board, after receipt of the advice of management and its investment adviser, and receipt of due diligence reports and other materials, unanimously agreed that a transaction with Aspect Resources LLC ("Aspect") and Esenjay Petroleum Corporation ("EPC") was the best option for the Company's shareholders. This process led to the Company entering an Acquisition Agreement and Plan of Exchange dated as of January 19, 1998 as amended (the "Acquisition Agreement") among the Company, EPC, and Aspect. This Acquisition Agreement and certain provisions of it required approval of the shareholders of the Company. At a special meeting of shareholders held on May 14, 1998 the shareholders approved the Acquisition Agreement and they approved a recapitalization of the Company pursuant to which each outstanding share of common stock would convert into one-sixth (1/6) of a share of new common stock (the "Reverse Split"), and the shareholders approved a plan and agreement of merger pursuant to which the Company would reincorporate in the state of Delaware and would change its name to Esenjay Exploration, Inc. (the "Reincorporation"), and the shareholders elected seven directors.

  On May 14, 1998 after the Special Meeting of shareholders, the Company closed the transactions provided for in the Acquisition Agreement, implemented the Reverse Split, and completed the Reincorporation. In addition, as required by the Acquisition Agreement, the Company called for redemption all of its issued and outstanding cumulative convertible preferred stock. The result of the foregoing is that the Company conveyed a substantial majority of its Common Stock to acquire an array of significant technology enhanced natural gas oriented exploration projects, many of which are ready to drill including eight of which were drilled subsequent to the effective date of the acquisitions of November 1, 1997. The Company believes the Acquisitions will facilitate expanded access to capital markets due to the value and diversity of its exploration project portfolio. The Company also believes the members of EPC's management that joined the Company after consummation of the acquisitions significantly enhanced the Company's management team.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1997

     REVENUE. Total revenues decreased 104.09% from $405,647 for the quarter ended March 31, 1997 to a loss of $16,586 for the quarter ended March 31, 1998.

     Total gas and oil revenues decreased 85.19% from $327,435 to $48,503. The decrease in gas and oil revenues was primarily attributable to ceased production for the Mobile Bay wells which came on stream in December of 1995. Gas and oil revenues associated with Mobile Bay declined from $131,087 for the quarter ended March 31, 1997, compared to no revenues for the quarter ended March 31, 1998. A contributing factor to the decline in gas and oil revenues was the sale of other interests and gas price fluctuations. The Company recorded gas and oil revenues associated with these other interests of $46,696 for the first quarter ended March 31, 1997.

     Gain on sale of assets decreased by $129,160 from $132,035 reported in the first quarter 1997 to $2,875 reported in the first quarter of 1998. Operating fees to the Company decreased from $14,234 in the first quarter of 1997 to $6,992 in the first quarter of 1998 due to a lower number of operated wells. The Company realized losses from various commodity transactions totaling $47,875 in the first quarter of 1998, compared to $121,937 in the first quarter of 1997. These swap agreement losses were attributable to various transactions in which the Company hedged its future gas delivery obligations as a requirement for its bank loan facility. The determination of hedging gains or losses is directly affected by the spot gas prices being higher or lower than the hedge contracts in place for the same period. In addition to the realized losses from commodity transactions, the Company accrued $51,011 for unrealized losses for the quarter ended March 31, 1998 due to actual production being less then guaranties hedged. There were no accrued losses for the quarter ended March 31, 1997. In addition to the foregoing, the Company had other revenues of $23,930 in the first quarter of 1998 as compared to $53,880 in the first quarter of 1997.

     COSTS AND EXPENSES. Total costs and expenses of the Company decreased 66.32% from 1,757,669 in the first quarter of 1997 to $592,002 in the first quarter of 1998. The decrease in costs and expenses was primarily attributable to a combination of decreases in exploration costs, general and administrative expenses, transportation and gathering costs, depletion, depreciation and amortization expense, lease operating expense and production taxes. Offsetting the aforementioned decreases, interest expense increased.

     EXPLORATION COSTS decreased 99.58% from $852,626 for the first quarter of 1997 to $3,560 for the first quarter 1998. The exploration costs for the first quarter 1998 reflect charges attributable to expensed investments, and costs incurred for dry hole costs associated with exploratory drilling in 1997.

     GENERAL AND ADMINISTRATIVE EXPENSE ("G&A") decreased by 19.79% from $572,260 for the first quarter 1997 to $459,014 for the first quarter 1998. This was attributable to overhead reduction measures initiated during 1997.

     TRANSPORTATION AND GATHERING COSTS decreased 99.29% from $90,394 for the first quarter 1997 to $639 for the first quarter 1998. The decrease in transportation and gathering costs was almost entirely attributable to the ceased production of the Mobile Bay Wells.

     DEPLETION, DEPRECIATION, AND AMORTIZATION EXPENSE ("DD&A") decreased by 59.65% from $132,774 for the first quarter of 1997 to $53,568 for the first quarter of 1998. The decrease in DD&A was primarily attributable to the July 1, 1997 sale of certain Company properties located in Texas, Oklahoma and Arkansas, and the ceased production from the Mobile Bay Wells.

     LEASE OPERATING EXPENSE decreased 27.84% from $96,698 for the first quarter 1997 to $69,773 for the first quarter 1998. The reduction in lease operating expense was attributable to the sale of certain Company properties effective July of 1997, and a decline in rework activity. Of the $69,773 for the first quarter of 1998, $34,739 was attributable to rework costs.

     PRODUCTION TAXES declined 112.41% from $8,784 for the first quarter of 1997 to ($1,090) for the first quarter of 1998, due to reduced production as a result of the sale of certain Company interest effective July 1, 1997, and due to a production tax credit refund in the amount of $3,682 from the State of Oklahoma for a production enhancement project completed in 1994.

     INTEREST EXPENSE increased 365.11% from $4,133 for the first quarter of 1997 to $19,223 for the first quarter of 1998. The increase in interest expense was primarily attributed to the credit facility dated February 23, 1998 between the Company and Duke Energy Financial Services, Inc. The Company capitalized a large portion of its interest in its ongoing Starboard Prospect, which capitalized amounts totaled $79,102 for the first quarter of 1998 and $56,866 for the first quarter of 1997.

     NET INCOME (LOSS). The net loss decreased from $1,352,022 to $608,588 for the first quarter ended March 31, 1997 and March 31, 1998, respectively. This decrease was due to the factors discussed above.

     The net loss per common share decreased from a net loss of $0.84 per share in the first quarter of 1997 to a net loss of $0.38 per share in the first quarter of 1998. This is reflective of the decrease in net loss of $743,434 from the first quarter of 1997 as compared to the first quarter of 1998, and the result of the reverse stock split. As a result of the common stock offering that was finalized on August 14, 1996, additional stock issued to an investment advisor during 1997 and the reverse stock split, approximately 1,656,984 weighted average common equivalent shares at March 31, 1998 as compared to approximately 1,664,318 at March 31, 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities when market conditions permit, and through the use of bank credit facilities and cash, bank and other credit facilities and cash provided by operating activities. Its major obligations at March 31, 1998 consist principally of (i) servicing loans from Bank of America and other loans, (ii) a non-recourse loan relating to the development of the Company's Starboard Prospect, (iii) payment of preferred stock dividends, (iv) funding of the Company's exploration activities, (v) funding of the day-to-day general and administrative costs, and (vi) servicing the loan from the Duke Facility.
The Company also had unrealized losses on commodity transactions which were $179,947 for the period ended March 31, 1998.

     Since the closing of the acquisitions, the Company has what it considers an exceptional inventory of technology enhanced, gas oriented exploration projects, many of which are ready to drill. Until such time as the Company develops substantial revenues from producing properties, it will require external sources of exploration capital. It believes it has a drillable project inventory such that it could effectively deploy over $25,000,00 of exploratory costs in 1998 on the net interests acquired by it pursuant to the acquisitions. In that, the Company will operate most of the projects acquired, it could defer a portion of the capital costs to 1999 in the event adequate resources were not available, however, the Company believes that sources for funding this budget will be available to it in 1998 under reasonable terms.

     Many of the factors which may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of financing and its operational results. The Company continues to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock or other equity securities of the Company, the issuance of net profits interests, sales of promoted interests in its exploration projects, and various forms of joint venture financing. Availability of these sources of capital and, therefore, the Company's ability to execute its operating strategy will depend upon a number of factors, some of which are beyond the control of the Company. In addition, the prices the Company receives for its future oil and natural gas production on the level of the Company's production will significantly impact future operating cash flows.

     Upon the closing of the transactions set forth in the Acquisition Agreement, the Company acquired assets in the form of interest in exploration projects which it booked at what it believes to be their fair market value of approximately $54,250,000 as of the effective date of the Acquisitions. Additional results of the Acquisitions included (i) an increase in the Company's current liabilities by the assumption of approximately $4.55 million in net post-effective date costs related to the interests to exploration projects acquired in the Acquisitions, plus $1 million of additional current liabilities assumed from EPC pursuant to the Acquisition Agreement, and (ii) it increased its overhead by the hiring of additional technical staff and additional management; and (iii) it adopted a business plan that calls for the Company to spend over $25 million net to its interest in exploratory costs over the next twelve months. As a result of the foregoing, it must not only generate additional revenues, but it must substantially increase its capital resources or it will have to sell interests in the assets acquired pursuant to the Acquisition Agreement in amounts it may not otherwise have done in order to fund its exploration budget. Certain amounts of these obligations incurred by the Company may be offset by revenue from wells generated since the effective date of the Acquisitions and other revenue anticipated from wells scheduled to be drilled in the second and third quarters of 1998. The Company, however, cannot assure that such revenues will be forthcoming nor can it, with a significant degree of certainty, project the revenues anticipated from such sources over the next twelve months.

     As indicated, the Company expects to fund its exploration budget through a combination of sources including bank and/or mezzanine debt and potential equity sources. It is believed that the post-effective date wells drilled on the assets acquired from Aspect and EPC will expand its borrowing capacity significantly throughout the balance of 1998. The Company believes, however, that the best mix of capital to fund its 1998 and 1999 exploration plans includes a combination of traditional debt and equity capital. In the event such sources are unavailable on either a timely basis or what the Company believes to be a reasonable cost, it believes could slow down its exploratory activities on projects in which it operates and it could increase its otherwise available cash resources by limited sales of interest in its project inventory, which sales of interest would be in amounts greater than it would otherwise prefer to implement.

     WORKING CAPITal. At March 31, 1998, the Company had a cash balance of $188,495 and a working capital deficit of $1,148,584 as compared to a cash balance of $690,576 and a working capital deficit of $413,377 at December 31, 1997. The decrease in cash and working capital was primarily attributable to the operating loss incurred during the first quarter.

     In addition to the changes in cash, the decrease in working capital was primarily attributable to several factors. Current asset decreases of $45,357 in accounts receivable (due to reduced exploration activity) and $108,254 in prepaid and other expenses (primarily due to the application of prepaid funds associated with the Company's Starboard Project) were offset by $466,664 current portion of notes receivable from affiliates. These notes represented the current portion of loans from the Company to EPC which were used to fund post-effective date costs on properties acquired from EPC pursuant to the Acquisition Agreement. Primary changes in current liabilities were an $86,956 reduction in accounts payable (due to reduced exploration activity) and a $587,275 increase in the current portion of long-term debt which relates to the current portion of debt to Duke Energy Financial Services, Inc. (the "Duke Facility").

     CASH FLOWS. Cash flows used in operations totaled $756,522 for the quarter ended March 31, 1998. Of particular significance is a cost of $344,896 in other assets, which primarily relates to capitalized costs of the Company's acquisitions pursuant to the Acquisition Agreement and certain financing transactions. Cash flows used in investing activities totaled $2,151,578. Included in the cash flows used in investing activities are $403,250 of capital expenditures on gas and oil properties, including $3,560 in exploration costs that are included in the operating loss for the period but are excluded from operating cash flows, and $1,750,000 which represents the note receivable from EPC.

     Cash flows from financing activities reflects cash provided by financing of $2,406,019 for the first quarter of 1998. Cash flows from financing activities consisted of proceeds from debt issuance of $3,000,000 from the Duke Facility offset primarily by repayments of long-term debt of $593,981.

     EXISTING CREDIT FACILITIES. The Duke Facility provides that the Company can borrow up to an aggregate of $7,800,000. $3,000,000 has been utilized to loan to EPC (on a secured basis) to pay exploration costs associated with EPC's working interests conveyed to the Company upon closing of the Acquisitions, which costs were incurred after the effective date of the Acquisitions, but prior to the closing. A total of $2,500,000 was outstanding on the Duke Facility at March 31, 1998, and $5,350,000 was outstanding as of to the date hereof. The additional advances include $1,100,000 to fund costs of redemption of the Company's convertible preferred stock. An additional $2,450,000 is available to fund exploration and other costs.

     Major provisions of the Duke Facility include interest at the rate of a national prime rate plus 4% per annum, cash payments equal to an overriding royalty of 0.6% of the Company's interest in wells drilled by the Company while the Duke Facility is outstanding, and the right of the lender to gather, process and transport and market, at competitive market rates, natural gas produced from a majority of the projects the Company intends to acquire pursuant to the Acquisitions. The Duke Facility is secured by mortgages on most of the Company's undeveloped exploration projects. The Duke Facility is repayable in twelve monthly payments (the first eleven in amounts equal to 1/30th of the principal balance on July31, 1998 plus interest and the final payment for the remaining principal plus interest) commencing August31, 1998, or sooner, in the event the borrower sells interests in the collateral or closes any underwritten public offering of securities.

     Bank Credit Agreement is a $15 million credit facility with Bank of America NT&SA as lender. As of the date hereof, the Company has $168,888 outstanding under the Bank Credit Agreement. It currently has additional availability under the Facility to borrow up to $2.5 million to finance certain approved development activities on its Starboard Project. It does not currently intend to draw up on this Facility, but rather has begun discussions with the bank to restructure the Facility to more appropriately serve the Company's current and anticipated needs throughout the balance of this year. The bank has indicated an intention and desire to do so, but no agreement has yet been reached and there is no assurance that such an agreement will be forthcoming. The Company presently in noncompliance with certain terms of the Bank Credit Agreement, but has secured a waiver of various covenants through June 30, 1998. The Company remains in noncompliance with the terms of the Bank Credit Facility due to failing to meet minimum working capital and minimum cash flow covenants. It anticipates that the Bank will waive said noncompliance but there is no current assurance that it will do so. The Bank Credit Agreement is secured by a first mortgage on all of the Company's proved and all of the proved producing properties the Company owned as of March 31, 1998.

     Pursuant to the Bank Credit Agreement the Company entered into a natural gas swap agreement on 62,500 MMBTU of natural gas per month at $1.566 per MMBTU for Mid-Continent gas for the period from April 1, 1996 through January 31, 1999. The swap was amended to 31,260 MMBTU on September 25, 1996, due to the sale of the N.E. Cedardale field. The Company recorded a loss of $212,000 in connection with this reduction in quantities covered by the swap agreement. Currently, the Company's monthly natural gas production is substantially less than the natural gas swap that is in place.
The total unrealized loss on the amended swap agreement was $179,947 at March 31, 1998.

     THE STARBOARD PROJECT FINANCING is an $864,000 facility pursuant to which the lender has advanced the Company said amount to fund the acquisition of leasehold interests and the design permitting an implementation conducting, processing and interpretation of a 3-D seismic survey over the Starboard Project area. Financing was provided by a subsidiary of a major eastern utility. The borrowings are secured by a first mortgage on the property comprising the capital of Starboard Project. Borrowings under the Starboard Project Financing are repayable solely from revenues attributable to an overriding royalty interest granted to the lender equal to 8% of the Company's original interest in the Starboard Project, which is payable until such time as the lender has received an amount equal to the loan borrowings, plus costs and a 15% internal rate of return. After such funds have been repaid, the overriding royalty interest is reduced to a proportionately reduced 2%. If the Company has drawn its entire borrowing capacity under this Financing, additional proceeds are not available.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure Information about Capital Structure," which have been reflected in the Company's yearend 1997 financial statements. In 1997, FASB also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," each of which require expanded disclosures effective for 1998. The Company does not expect the application of these statements to have a material effect on its financial position, liquidity or results of operations.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Esenjay Petroleum Corporation ("EPC") was a defendant in a lawsuit regarding injuries to an oilfield worker that resulted in a judgment against EPC of approximately $17,700,000. The judgment was settled by EPC's insurers, who agreed to make cash payments to the plaintiff, and by EPC who agreed to implement a mutually agreeable work safety plan. The settlement was entered into and approved by the court entering an agreed judgment on December 3, 1997. On approximately April 16, 1998, the plaintiff filed an action against both EPC and the Company alleging, in part, that EPC has failed and refused to implement an appropriate safety plan and entered negotiations with the Company to convey material assets to the Company which, if consummated, would negate plaintiffs benefits to be obtained by EPC's safety plan, thereby fraudulently inducing plaintiff to settle the judgment against EPC. The Company believes the claims are not supported by the facts and are without merit. The Company and EPC intend to vigorously defend the claims.

ITEM 2.   CHANGES IN SECURITIES.

     On May 14, 1998, a Special Meeting of Shareholders of the Company was held pursuant to a solicitation of proxy mailed on or about April 24, 1998 to all of the shareholders of record as of close of business on April 1, 1998. The shareholders approved and ratified (i) the Acquisition Agreement, and
(ii) the Reverse Split and (iii) the Reincorporation, and (iv) the shareholders elected seven directors. As a result of the Reincorporation the Company reincorporated in the state of Delaware and changed its name to Esenjay Exploration, Inc. As a result of the Reverse Split, all of the Company's common stock, warrants to purchase common stock and options to issue common stock were effected with the result being that each share of common stock, or warrant or option to purchase such share of common stock converted into 1/6 of a share of common stock or rights to purchase 1/6 of a share of common stock. This effected various outstanding warrants and options of the Company including the Company's Class A currently outstanding warrants to purchase common stock and its currently outstanding Class B warrants to purchase common stock, both of which are registered securities and publicly traded. In addition to the Reincorporation and the Reverse Split, the Company issued new shares of its common stock plus various other consideration in return for interests in exploration projects from Aspect and EPC, which have a historical full cost basis on the books of the selling entities of $19,900,000 and a fair market value of $54,200,000. Securities were issued in reliance upon exemptions set forth in Section 4(2) of the Securities Act of 1933. All of the securities were sold effective May 14, 1998. Of the securities sold 5,165,260 shares of common stock were issued to EPC and 4,941,440 shares of common stock were issued to Aspect and/or its assigns. Of the 4,941,440 shares issued to Aspect and/or it assigns, 4,203,106 shares were issued to Aspect, 23,334 shares were issued to R. Michael Looney, 16,667 shares were issued to Steven L. Creger, 23,334 shares were issued to James A. Rodgers, and 675,000 shares were issued to Joint Energy Development's II Limited Partnership, an affiliate of Enron Corp.

     In conjunction with, and as a requirement of, the Acquisition Agreement, the Company called for redemption all 85,961 shares of its previously issued and outstanding shares of Convertible Preferred Stock. The redemption price was $10.26 per share and included all accrued and unpaid dividends on the stock through the redemption date of June 15, 1998. Record owners as of May 20, 1998 have the right to convert their Convertible Preferred Stock into Common Stock at any time until the close of business on June 12, 1998, or their shares will be redeemed on June 15, 1998. The Company also declared a $2.40 per share dividend on said Convertible Preferred Stock, which dividends acquitted all dividends previously in arrears on said stock, and which totaled $206,304. The dividends were paid on May 13, 1998 to the shareholders of record on May 11, 1998.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     The Company declared a dividend of $2.40 per share on the Company's preferred convertible stock payable for all dividends previously accrued and unpaid through the quarter ended March 31, 1998, and the seven previous quarters for which dividends had not been paid. The dividends of $206,304 were paid on May 13, 1998 to the shareholders of record as of May 11, 1998.

     On May 14, 1998 the Company called for redemption of all 85,961 shares of its previously issued and outstanding shares of Convertible Preferred Stock. The redemption price of $10.26 per share, includes all accrued and unpaid dividends on the Preferred Stock through the redemption date of June 15, 1998. Record owners as of

May 20, 1998, have the right to convert their Convertible Preferred Stock into Common Stock at any time until the close of business on June 12, 1998, or their shares will be redeemed on June 15, 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 14, 1998, a special meeting of shareholders of Frontier Natural Gas Corporation was held. At that meeting the shareholders voted as follows:

     a)   To approve the Acquisition Agreement
                For 5,670,420        Against 133,487          Abstain 57,102

     b)   To approve the Reverse Stock Split
                For 8,989,738        Against 205,075          Abstain 312,224

     c)   To approve the Reincorporation
                For 5,315,168        Against 213,250          Abstain 340,848

     d) The following directors were elected (by the vote indicated) at such meeting:

          Name of Nominee                        Number of Shares      Number of shares
                                                 Voted For             Voted Against
          Alex M. Cranberg                       9,342,453             164,572
          Michael E. Johnson                     9,339,743             167,292
          Jack P. Randall                        9,339,243             167,792
          David W. Berry                         9,341,163             165,872
          Alex B. Campbell                       9,339,243             167,792
          Charles J. Smith                       9,339,743             167,292
          William D. Dodge, III                  9,339,243             167,792

ITEM 5.   OTHER INFORMATION.

     As a result of the completion of the acquisitions as set forth in the Acquisition Agreement, the Company has been able to expand its business strategy. The strategy being implemented is to expand its reserves, production and cash flow through the implementation of an exploration program that focuses on (i) obtaining dominant positions in core areas of exploration; (ii) enhancing the value of its exploration projects and reducing exploration risks through the use of 3-D seismic and CAEX technologies; (iii) maintaining an experienced technical staff with the expertise necessary to take advantage of the Company's proprietary 3-D seismic and CAEX seismic data; (iv) reducing exploration risks by focusing on the identification of moderate depth gas reservoirs, which the Company believes are conducive to direct hydrocarbon detection technologies; and (v) retaining control over critical exploration decisions. The value scope and advanced stage of technological evaluation of the focused core areas represented in the properties acquired pursuant to the Acquisition Agreement have allowed the Company to seek to implement this strategy.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          (11) Computation of Earnings Per Common Share
          (27) Financial Data Schedule

     (b)  Reports on Form 8-K
          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                ESENJAY EXPLORATION, INC.


Date:  March 31, 1998           By:
                                    --------------------------------------------
                                    David W. Berry, Chairman of the Board of
                                    Directors (Principal Executive Officer for
                                    the quarterly reporting period) and Director


Date:  March 31, 1998           By:
                                    --------------------------------------------
                                    David B. Christofferson, Senior Vice
                                    President General Counsel, Principal
                                    Financial Officer