Form 10QSB/A
period 1998-03-31
FRONTIER NATURAL GAS CORP
filed 1998-05-21
CIK 901611

-------------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-QSB/A


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


                       500 NORTH WATER STREET, SUITE 1100
                           CORPUS CHRISTI, TEXAS 78471
          (Address of principal executive offices including zip code)


                               (512) 883-7464
               (Issurer's telephone number including area code)


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

STATEMENT OF OPERATIONS DATA

                                                     Three months
                                                        ended         Year ended
                                                       March 31,     December 31,
                                                         1998            1997
                                                    ------------   -------------
         Revenues                                   $    (16,586)  $     908,609
         Production & exploration costs                1,316,298       8,585,067
         Interest expense                                180,852         687,422
         General & administrative expenses               819,014       3,553,812
         Net loss                                   $ (2,386,318)  $ (12,582,956)
                                                    ------------   -------------
                                                    ------------   -------------
         Net loss per common share                  $       (.20)  $       (1.07)
                                                    ------------   -------------
                                                    ------------   -------------
         Weighted average common shares
         outstanding                                  11,812,684      11,803,011

BALANCE SHEET DATA                                    March 31,
                                                        1998
                                                    ------------
         Cash and cash equivalents                  $    338,495
         Working capital (deficit)                    (3,118,446)
         Net properties and equipment                 60,691,695
         Total assets                                 62,523,730
         Long-term debt, including current portion     6,601,129
         Preferred stock                                      --
         Paid-in capital                              66,876,830
         Stockholders' equity                         53,429,136


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

     The net loss per common share decreased from a net loss of $0.84 per share in the first quarter of 1997 to a net loss of $0.38 per share in the first quarter of 1998. This is reflective of the decrease in net loss of $743,434 from the first quarter of 1997 as compared to the first quarter of 1998, and the result of the reverse stock split. As a result of the common stock offering that was finalized on August 14, 1996, additional stock issued to an investment advisor during 1997 and the reverse stock split, approximately 1,655,984 weighted average common equivalent shares at March 31, 1998 as compared to approximately 1,644,317 at March 31, 1997.

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

     Since the closing of the acquisitions, the Company has what it considers an exceptional inventory of technology enhanced, gas oriented exploration projects, many of which are ready to drill. Until such time as the Company develops substantial revenues from producing properties, it will require external sources of exploration capital. It believes it has a drillable project inventory such that it could effectively deploy over $25,000,000 of exploratory costs in 1998 on the net interests acquired by it pursuant to the acquisitions. In that, the Company will operate most of the projects acquired, it could defer a portion of the capital costs to 1999 in the event adequate resources were not available, however, the Company believes that sources for funding this budget will be available to it in 1998 under reasonable terms.

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

     Upon the closing of the transactions set forth in the Acquisition Agreement, the Company acquired assets in the form of interest in exploration projects which it booked at what it believes to be their fair market value of approximately $54,200,000 as of the effective date of the Acquisitions. Additional results of the Acquisitions included (i) an increase in the Company's current liabilities by the assumption of approximately $4.55 million in net post-effective date costs related to the interests to exploration projects acquired in the Acquisitions, plus $1 million of additional current liabilities assumed from EPC pursuant to the Acquisition Agreement, and (ii) it increased its overhead by the hiring of additional technical staff and additional management; and (iii) it adopted a business plan that calls for the Company to spend over $25 million net to its interest in exploratory costs over the next twelve months. As a result of the foregoing, it must not only generate additional revenues, but it must substantially increase its capital resources or it will have to sell interests in the assets acquired pursuant to the Acquisition Agreement in amounts it may not otherwise have done in order to fund its exploration budget. Certain amounts of these obligations incurred by the Company may be offset by revenue from wells generated since the effective date of the Acquisitions and other revenue anticipated from wells scheduled to be drilled in the second and third quarters of 1998. The Company, however, cannot assure that such revenues will be forthcoming nor can it, with a significant degree of certainty, project the revenues anticipated from such sources over the next twelve months.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          (11)   Computation of Earnings Per Common Share
          (27.1) Financial Data Schedule
          (27.2) Financial Data Schedule

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