Form 10QSB
period 1998-06-30
ESENJAY EXPLORATION INC
filed 1998-08-19
CIK 901611

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                     FORM 10-QSB


[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                          500 NORTH WATER STREET, SUITE 1100
                             CORPUS CHRISTI, TEXAS 78471
             (Address of principal executive offices including zip code)

                                    (512) 883-7464
                   (Issurer's telephone number including area code)


                 FRONTIER NATURAL GAS CORPORATION, 500 DALLAS STREET
                           SUITE 2920, HOUSTON, TEXAS 77002
(Former name, former address and formal fiscal year, if changed since last year)




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

     15,762,706 shares as the registrant's common stock were outstanding as of August 18, 1998.

     Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ESENJAY EXPLORATION, INC.
                                    FORM 10-QSB/A
                         FOR THE QUARTER ENDED JUNE 30, 1998
                                        INDEX


                                                                            PAGE
                                                                            ----
PART  I.  FINANCIAL INFORMATION


ITEM 1.   Financial Statements - General Information . . . . . . . . . . . .3
               Condensed Consolidated Balance Sheets as of
                 June 30, 1998 and December 31, 1997 . . . . . . . . . . . .4
               Condensed Consolidated Statements of Operations
                 for the three and six months ended June 30, 1998
                 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . .5
               Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 1998 and 1997 . . . . . .6
               Notes to Condensed Consolidated Financial Statements. . . . .7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . 10


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 17


SIGNATURES

                            PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS
GENERAL

     The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the results of operations for the three and six months ended June 30, 1998 and 1997.

     Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results for full years. While the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the related notes thereto included in Form 10-KSB and 10KSB/A as filed with the SEC the reader should be aware of substantial changes which occurred in 1998 including those set forth in the Overview portion of Item 2 of this Form 10-QSB.

                              ESENJAY EXPLORATION, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                        ASSETS


                                                                      June 30,           December 31,
                                                                        1998                 1997
                                                                  -----------------   -----------------
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . .          $172,984            $690,576
    Accounts receivable, net of allowance for
      doubtful accounts of $7,750 at
      June 30, 1998 and $15,488 at
      December 31, 1997. . . . . . . . . . . . . . . . . . . .         1,400,941             221,864
    Prepaid expenses and other . . . . . . . . . . . . . . . .           405,243             249,328
    Receivables from affiliates. . . . . . . . . . . . . . . .            97,740             105,171
                                                                  -----------------   -----------------
                Total current assets . . . . . . . . . . . . .         2,076,908           1,266,939
Property and equipment:
    Gas and oil properties, at cost-
      successful efforts method of accounting. . . . . . . . .        66,615,878           3,235,848
    Other property and equipment . . . . . . . . . . . . . . .         1,187,945           1,169,127
                                                                  -----------------   -----------------
                                                                      67,803,823           4,404,975
    Less accumulated depletion, depreciation and amortization.        (1,380,121)         (1,260,605)
                                                                  -----------------   -----------------
                                                                      66,423,702           3,144,370

Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           582,287             164,699
                                                                  -----------------   -----------------
        Total assets . . . . . . . . . . . . . . . . . . . . .       $69,082,897          $4,576,008
                                                                  -----------------   -----------------
                                                                  -----------------   -----------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30,           December 31,
                                                                        1998                1997
                                                                  -----------------   -----------------
Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . .       $ 4,929,252          $  911,396
    Accounts payable to affiliates . . . . . . . . . . . . . .         8,603,082              ------
    Revenue distribution payable . . . . . . . . . . . . . . .            64,632              68,131
    Current portion of long-term debt. . . . . . . . . . . . .         3,108,328             401,085
    Accrued and other liabilities. . . . . . . . . . . . . . .           757,094             299,704
                                                                  -----------------   -----------------
                Total current liabilities. . . . . . . . . . .        17,462,388           1,680,316

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .         4,950,967              22,680
Non-recourse debt. . . . . . . . . . . . . . . . . . . . . . .           864,000             864,000
Accrued interest on non-recourse debt. . . . . . . . . . . . .           265,754             194,274
Other long-term liabilities. . . . . . . . . . . . . . . . . .            -----                9,918
                                                                  -----------------   -----------------
                Total liabilities. . . . . . . . . . . . . . .       $23,543,109          $2,771,188

Commitments and contingencies
Stockholders' equity:
    Cumulative convertible preferred stock
      $.01 par value; 5,000,000 shares
      authorized; 0 and 85,961 shares issued
      and outstanding at June 30, 1998 and
      December 31, 1997 respectively
      ($0 and $859,610 aggregate liquidation
      preference at June 30, 1998 and
      December 31, 1997) . . . . . . . . . . . . . . . . . . .            -----                  860
Common Stock:
      Class A common stock, $.01 par value;
      40,000,000 shares authorized; 11,762,706
      and 1,655,984 shares issued and
      outstanding at June 30, 1998 and
      December, 1997, respectively . . . . . . . . . . . . . .           117,627              16,560
Unamortized value of warrants issued . . . . . . . . . . . . .           (13,581)            (27,163)
Additional paid-in capital . . . . . . . . . . . . . . . . . .        63,993,323          14,751,425
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .       (18,557,581)        (12,936,862)
                                                                  -----------------   -----------------

      Total stockholders' equity . . . . . . . . . . . . . . .        45,539,788           1,804,820
                                                                  -----------------   -----------------
      Total liabilities and stockholders' equity . . . . . . .     $  69,082,897       $   4,576,008
                                                                  -----------------   -----------------
                                                                  -----------------   -----------------


      The accompanying notes are an integral part of these financial statements.

                              ESENJAY EXPLORATION, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                   -----------------------------  ----------------------------
                                                                        1998            1997           1998           1997
                                                                   --------------  -------------  -------------  -------------
Revenues:
   Gas and oil revenues. . . . . . . . . . . . . . . . . . . .          $106,361    $   130,174    $    54,864    $   457,609
   Realized gain (loss) on commodity
     transactions. . . . . . . . . . . . . . . . . . . . . . .           (50,687)       (34,438)       (98,562)      (156,375)
   Unrealized gain (loss) on commodity
     transactions. . . . . . . . . . . . . . . . . . . . . . .           138,082       (156,615)        87,071       (156,615)
   Gain on sale of assets. . . . . . . . . . . . . . . . . . .               553            315          3,428        132,350
   Operating fees. . . . . . . . . . . . . . . . . . . . . . .            92,469         25,492         99,461         39,726
   Other revenues. . . . . . . . . . . . . . . . . . . . . . .            78,931         60,910        102,861        114,790
                                                                   --------------  -------------  -------------  -------------
       Total revenues. . . . . . . . . . . . . . . . . . . . .          $365,709        $25,838       $349,123       $431,485
                                                                   --------------  -------------  -------------  -------------

Costs and expenses:
   Lease operating expense . . . . . . . . . . . . . . . . . .           (15,366)       126,157         54,407        222,855
   Production taxes. . . . . . . . . . . . . . . . . . . . . .             6,042          5,471          4,952         14,255
   Transportation and gathering costs. . . . . . . . . . . . .               687         47,493          1,326        137,887
   Depletion, depreciation and amortization. . . . . . . . . .            84,798         86,750        138,366        219,524
   Exploration costs-geological & geophysical. . . . . . . . .         2,788,100         58,819      2,788,100        133,238
   Exploration costs-dry hole. . . . . . . . . . . . . . . . .         1,036,541        350,149      1,040,101      1,128,356
   Delay rentals . . . . . . . . . . . . . . . . . . . . . . .            17,768         ------          5,083         ------
   Interest expense. . . . . . . . . . . . . . . . . . . . . .           198,676          5,072        217,899          9,205
   General and administrative expense. . . . . . . . . . . . .         1,260,593        665,766      1,719,607      1,238,026
                                                                   --------------  -------------  -------------  -------------
       Total costs and expenses. . . . . . . . . . . . . . . .         5,377,839      1,345,677      5,969,841      3,103,346
                                                                   --------------  -------------  -------------  -------------
Loss before provision for income taxes.. . . . . . . . . . . .        (5,012,130)    (1,319,839)    (5,620,719)    (2,671,861)
Benefit (provision) for income taxes.. . . . . . . . . . . . .            ------         ------         ------         ------
                                                                   --------------  -------------  -------------  -------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,012,130)    (1,319,839)    (5,620,719)    (2,671,861)

Cumulative preferred stock dividend. . . . . . . . . . . . . .            22,350         25,788         48,138         51,576
                                                                   --------------  -------------  -------------  -------------
Net loss applicable to common stockholders . . . . . . . . . .      $ (5,034,480)   $(1,345,627)   $(5,668,857)   $(2,723,437)
                                                                   --------------  -------------  -------------  -------------
                                                                   --------------  -------------  -------------  -------------
Net loss per common and common equivalent share. . . . . . . .      $      (0.73)   $     (0.82)   $     (1.32)   $     (1.63)
                                                                   --------------  -------------  -------------  -------------
                                                                   --------------  -------------  -------------  -------------
Weighted average number of common shares
  outstanding ( in thousands). . . . . . . . . . . . . . . . .             6,876          1,644          4,280          1,644
                                                                   --------------  -------------  -------------  -------------
                                                                   --------------  -------------  -------------  -------------




      The accompanying notes are an integral part of these financial statements.

                              ESENJAY EXPLORATION, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                                  Six Months Ended June 30,
                                                                                   1998                1997
                                                                            -----------------   -----------------
Cash flows from operating activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(5,620,719)        $(2,671,861)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
    Depletion, depreciation and amortization . . . . . . . . . . . . . .           138,366             219,524
    Gain on sale of assets . . . . . . . . . . . . . . . . . . . . . . .            (3,428)           (132,350)
    Amortization of financing costs and warrants . . . . . . . . . . . .            48,505              28,268
    Unrealized (gain) loss on commodity transactions . . . . . . . . . .           (87,071)            156,615
    Exploration costs. . . . . . . . . . . . . . . . . . . . . . . . . .         3,828,201           1,261,594
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            ------              27,046
    Changes in operating assets and liabilities
       Trade and affiliate receivables . . . . . . . . . . . . . . . . .        (1,171,646)            (65,270)
       Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .          (155,915)           (181,795)
       Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .          (730,201)             (1,184)
       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .         4,017,856              75,399
       Accounts payable to affiliates. . . . . . . . . . . . . . . . . .           456,464              ------
       Revenue distribution payable. . . . . . . . . . . . . . . . . . .            (3,499)           (263,743)
       Accrued and other . . . . . . . . . . . . . . . . . . . . . . . .           615,941               4,520
                                                                            -----------------   -----------------
    Net cash provided by (used in) operating activities. . . . . . . . .         1,332,854          (1,179,647)
                                                                            -----------------   -----------------

Cash flows used in investing activities:
    Capital expenditures - gas and oil properties. . . . . . . . . . . .       ( 8,344,070)         (2,194,648)
    Capital expenditures - other property and equipment. . . . . . . . .           (50,236)           (102,808)
    Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . .            15,995             540,883
                                                                            -----------------   -----------------
       Net cash provided by (used in) investing activities . . . . . . .        (8,378,311)         (1,756,573)

Cash flows from financing activities:
    Proceeds from issuance of debt . . . . . . . . . . . . . . . . . . .         8,300,000             225,467
    Repayments of long-term debt . . . . . . . . . . . . . . . . . . . .          (683,871)           (152,721)
    Preferred stock redeemed . . . . . . . . . . . . . . . . . . . . . .          (859,610)             ------
    Preferred stock dividends paid . . . . . . . . . . . . . . . . . . .          (228,654)            (51,576)
                                                                            -----------------   -----------------
       Net cash provided by (used in) financing activities . . . . . . .         6,527,865              21,170
       Net increase (decrease) in cash and cash equivalents. . . . . . .          (517,592)         (2,915,050)
Cash and cash equivalents at beginning of period . . . . . . . . . . . .           690,576           4,956,656
                                                                            -----------------   -----------------
Cash and cash equivalents at end of period.. . . . . . . . . . . . . . .     $     172,984       $   2,041,606
                                                                            -----------------   -----------------
                                                                            -----------------   -----------------
Supplemental disclosure of cash flow information:
    Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . .     $     169,321       $     123,797
                                                                            -----------------   -----------------
                                                                            -----------------   -----------------
Supplemental disclosure of non-cash investing and financing
  activities:
    Acquisition of gas and oil properties. . . . . . . . . . . . . . . .     $  58,864,160              ------
    Proxy Costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           287,173              ------
    Assumption of related liabilities. . . . . . . . . . . . . . . . . .         8,146,618              ------
    Issuance of 10,106,722 shares of common stock. . . . . . . . . . . .        50,430,370              ------






      The accompanying notes are an integral part of these financial statements.

                              ESENJAY EXPLORATION, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The accompanying unaudited condensed consolidated financial statements of Esenjay Exploration, Inc. and its subsidiaries and its predecessor Frontier Natural Gas Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results for the six month period ended June 30, 1998 are not necessarily indicative of results expected for the full year.

          A summary of the Companies' significant accounting policies is presented on pages 30 and 31 of their 1997 Form 10KSB/A filed with the SEC. Users of financial information are encouraged to refer to the footnotes contained therein when reviewing interim financial results. There have been no material changes in the accounting policies followed by the Company during 1998.

          The accompanying interim condensed consolidated financial statements contain all the material adjustments, which are in the opinion of management, consistent with the adjustments necessary to present fairly the stated consolidated financial position, results of operations, cash flows and shareholder's equity of Esenjay Exploration, Inc. for the interim period. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   LONG-TERM DEBT:

Long-term debt consists of the following:



                                                                             June 30,     December 31,
                                                                               1998           1997
                                                                          ------------    ------------
Note payable pursuant to a credit agreement with a bank of
    $143,888 at June 30, 1998 and $293,888 at December 31,
    1997, interest at LIBOR rate (reserve adjusted), plus one and seven-eights percent (1.875%) (7.25% at June 30, 1998 and
    December 31, 1997), payable in various monthly installments through December 1998, collateralized by producing oil and gas properties; net of discount of $9,483 at June 30, 1998 and
    $18,966 at December 31, 1997. . . . . . . . . . . . . . . . . . .       $ 134,405      $   4,922
Non-recourse loan, payable out of an 8% ORRI on the Starboard
    Prospect, interest accrued at 15% . . . . . . . . . . . . . . . .         864,000        864,000
Notes payable to bank, interest at 7.49% to 12.5%, payable in various monthly installments through 2001, collateralized by
    other property and equipment. . . . . . . . . . . . . . . . . . .          24,889         48,843
Note payable, interest at 12%, payable monthly, principal due
    December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . .         100,000        100,000
Note payable pursuant to a credit agreement with an energy
    lending institution, $7,800,000 at June 30, 1998, interest at prime rate plus 4% payable in eleven monthly installments
    commencing August 31, 1998. . . . . . . . . . . . . . . . . . . .       7,800,000         ------
                                                                          ------------    ------------
                                                                            8,923,294      1,287,765

Less current portion. . . . . . . . . . . . . . . . . . . . . . . . .      (3,108,328)      (401,085)
                                                                          ------------    ------------
                                                                          $ 5,814,966      $ 886,680
                                                                          ------------    ------------
                                                                          ------------    ------------




On January 3, 1996, the Company entered into a $15,000,000 credit agreement with a bank. The remaining funds were intended to be available for specified future drilling and acquisition activities of the Company subject to the approval of the bank. The Company repaid a substantial portion of this borrowing with proceeds from the sale of its N.E. Cederdale properties in September of 1996. Due to this early repayment of borrowings, the Company reduced debt issuance costs by $293,000 and discount on notes payable by $207,000 and recorded these amounts as interest expense. The loan is secured by a mortgage on certain of the Company's producing properties. As part of the credit agreement, the Company is subject to certain covenants and restrictions, which included limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. As additional consideration for the loan, the Company assigned the bank an overriding royalty interest in the mortgaged properties. The required covenants during 1998 are as follows:


                       Covenant, as defined
                   ------------------------------
                     Tangible Net Worth........               $5,000,000
                     Current Ratio.............                1.1 : 1.0
                     Debt to Capitalization....                0.6 : 1.0
                     Cash Flow Ratio...........                3.0 : 1.0
                     Cash on Hand..............               $  200,000
                     Working Capital...........               $  400,000


     The Company has not been able and does not believe it will be able to comply with certain of the covenants. The Company has obtained a waiver of the covenants through September 30, 1998. Management believes the Company will require an additional waiver or waivers during 1998. Accordingly, all amounts outstanding pursuant to the credit agreement are classified as current liabilities.

     In addition, the Company entered into an interest rate swap guaranteeing a fixed interest rate of 8.28% on the loan, and the Company will have paid fees of one-eighth of 1% (.0125%) on the unused portion of the commitment amount. On April 24, 1998, the Company settled this swap agreement resulting in a realized loss of $28,500.

     On March 12, 1996, the Company completed a financial package with a group funded by a public utility to evaluate and develop a project in Terrebonne Parish, Louisiana. This group may participate in 48% of all costs of evaluation and development of the project area and provide a non-recourse loan to fund $864,000 of the Company's 48% share of certain leasehold and seismic evaluation costs of the project. The loan is secured by a mortgage on the Company's interest in the project. As of June 30, 1998, the Company has received advances aggregating $864,000 on the non-recourse loan. The non-recourse loan will be paid solely by the assignment on an 8% overriding royalty interest in the future revenues of the financed project. The loan is now fully funded.

     In conjunction with the Acquisition Agreement and Plan of Exchange between the Company, Aspect Resources LLC ("Aspect") and Esenjay Petroleum Corporation ("EPC") dated as of January 19, 1998 as amended (the "Acquisition Agreement"), Aspect committed to lend the Company up to $1,800,000, and in January and February advanced $500,000 on said credit facility. The facility was repaid by the Company on February 23, 1998, when the Company entered into a $7,800,000 credit agreement with Duke Energy Financial Services, Inc. The new credit facility provided for up to $4,800,000 prior to closing of the transactions set forth in the Acquisition Agreement, $1,800,000 of which could be used directly by the Company and $3,000,000 to be utilized solely to loan to EPC to pay exploratory costs incurred on the assets acquired from EPC after the effective date of the acquisitions and prior to closing thereof. An additional $3,000,000 became available to the Company after closing of the Acquisitions to pay additional exploratory costs and to fund the costs of redemption of the Company's convertible preferred stock. The credit facility bears interest at a national prime rate plus 4%. In addition, the lender will be paid cash payments equal to an overriding royalty of 0.6% of the Company's interest in wells drilled by the Company while the credit facility is outstanding. The lender also has a right to gather, process, transport and market, at competitive market rates, natural gas produced from a majority of the projects the Company acquired pursuant to the Acquisitions. The facility was secured by mortgages on most of the Company's undeveloped exploration projects. The assets acquired pursuant to the Acquisition Agreement are also subject to such mortgages. The facility was repayable in eleven monthly payments equal to 1/30 of the principal plus interest, plus a final monthly payment of all remaining principal plus interest commencing August 31, 1998, or sooner in the event the Company sold interests in the collateral or closed any underwritten public offering of securities. The facility was repaid in full subsequent to the end of the period as set forth at note 6 hereto.

3.   NOTES RECEIVABLE FROM EPC

     The Duke Energy Financial Services, Inc. credit agreement provided for up to $4,800,000 prior to the closing of the transactions provided for in the Acquisition Agreement, of which $3,000,000 would be used by EPC to fund exploratory costs incurred on the assets acquired by the Company and incurred after the effective date of the Acquisition Agreement yet prior to closing. The credit facility bore interest at a national prime rate plus 4%. The facility was paid in full on July 21, 1998 from proceeds received in an underwritten offering. At June 30, 1998 the fully funded loan to EPC of $3,000,000 was applied to the account payable to affiliate due EPC of $4,993,992.

4.   COMMITMENTS AND CONTINGENCIES

     The Company previously entered into employment agreements with two officers which covered periods through December 31, 1999. In 1997 the Company entered into incentive agreements and contract settlement agreements with the two officers. Pursuant to the incentive agreements and contact settlement agreements, in the event the transactions provided for in the Acquisition Agreement closed, or in the event there is another transaction which results in a change of control of the Company, it will pay incentive payments totaling $246,400, as well as contract settlement payments totaling $246,400 to said officers. Each of the incentive payments and the contract payments may be paid in the form of promissory notes due not later than September 30, 1998. Upon closing of the transactions provided for in the Acquisition Agreement the employment agreements were settled by execution of said promissory notes.

     The Company is a party to various lawsuits arising in the normal course of business. Management believes the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations and net cash flows.

     Pursuant to the credit agreement with the bank, the Company entered into a natural gas swap agreement on 62,500 MMBTU of natural gas per month at $1.566 per MMBTU for Mid-Continent gas for the period from April 1, 1996 through January 31, 1999. The swap was amended to 31,250 MMBTU on September 25, 1996, due to the sale of the N.E. Cedardale field. The Company recorded a loss of $212,000 in connection with this reduction in quantities covered by the swap agreement. Currently the Company's monthly natural gas production is exceeding that of the natural gas swap that is in place. The total unrealized gain on the amended swap agreement was $41,865 at June 30, 1998.

5.   ACQUISITIONS

     On May 14, 1998, the Company acquired substantial interests in 28 projects from EPC and Aspect in exchange for 10,106,722 shares of the Company's common stock. The estimated fair value on the date of acquisition was approximately $66.7 million, which consists of the fair market value, as determined by an independent third party, plus project costs up to the closing of the Acquisition Agreement. The acquired projects are primarily technology enhanced natural gas exploration projects along the Texas and Louisiana Gulf Coast.

     The Acquisitions have been recorded at their fair value and have been included in the Company's consolidated financial statements from the date of their acquisition. The following unaudited pro forma information presents a summary of condensed consolidated results of operations as if the Acquisitions had occurred on January 1, 1997:



                                                      Three months                  Six months
                                                      ended June 30,               ended June 30,
                                             ---------------------------    ---------------------------
                                                  1998           1997           1998           1997
                                             ------------   ------------    ------------   ------------
     Revenues.. . . . . . . . . . . . .      $   365,709    $    25,838    $   349,123    $   431,485
     Total costs and expenses.. . . . .        5,908,929      2,552,596      8,257,698      5,354,269
                                             ------------   ------------    ------------   ------------
     Net loss . . . . . . . . . . . . .      $(5,543,220)   $(2,526,758)   $(7,908,575)   $(4,922,784)
                                             ------------   ------------    ------------   ------------
                                             ------------   ------------    ------------   ------------




6.   SUBSEQUENT EVENT

     On July 21, 1998, the Company closed an underwritten offering of 4,000,000 shares of its common stock at a price of $4.00 per share. The net proceeds to the Company in the underwritten offering were approximately $14,880,000, and as a result the Company had 15,762,706 shares outstanding as of August 18, 1998. The proceeds were utilized to fully repay the credit facility from Duke Energy Financial Services, Inc., to reduce accounts payable, and for working capital and exploration costs.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis reviews Esenjay Exploration, Inc.'s and/or its predecessor Frontier Natural Gas Corporation's operations for the three and six month periods ended June 30, 1998 and 1997 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys not yet completed, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.


OVERVIEW

     OVERVIEW OF HISTORICAL DEVELOPMENTS. In mid-1996, the Company refocused its activities from acquiring gas reserves principally in the Mid-Continent region of the United States to concentrate on exploration and related development drilling projects in Southern Louisiana and along the Gulf Coast region of Alabama, Mississippi and Texas. The Company's most significant project (prior to the acquisitions described below) had been its Starboard Project in Terrebonne Parish, Louisiana, which is 3-D seismic based and which was a primary focus in 1996 and 1997, and which project has now reached the drilling phase. During 1996 and 1997, the Company's drilling activities, which were based primarily on 2-D seismic data, were largely unsuccessful. This fact, along with an unexpected drop in production from the Company's Mobile Bay area wells, reduced the Company's cash and capital resources at the time the drilling phase of the Starboard Project was approaching.

     To address the Company's capital needs, the Board of Directors, at its meeting on August 12, 1997, directed management to look for potential assets to acquire in exchange for the Company's Common Stock, to identify and review potential business consolidation opportunities, identify potential partners to help fund the Company's proposed drilling activities on the Starboard Project and in other locations, and to consider any other avenues to strengthen the Company's capital resources and diversify its exploration opportunities. The Board also directed management to reduce overhead wherever prudently possible and the Company retained an investment advisor to aid in achieving these objectives. The Company explored a series of such transactions and the Board, after receipt of the advice of management and its investment advisor, and receipt of due diligence reports and other materials, unanimously agreed that a transaction with Aspect and EPC was the best option for the Company's shareholders. This process led to the Company entering the Acquisition Agreement among the Company, EPC, and Aspect. This Acquisition Agreement, and certain provisions of it, required approval of the shareholders of the Company. At a special meeting of shareholders held on May 14, 1998 the shareholders approved the Acquisition Agreement, a recapitalization of the Company pursuant to which each outstanding share of common stock would convert into one-sixth (1/6) of a share of new common stock (the "Reverse Split"), a plan and agreement of merger pursuant to which the Company would reincorporate in the state of Delaware and would change its name to Esenjay Exploration, Inc. (the "Reincorporation"), and the election of seven directors.

     On May 14, 1998 after the Special Meeting of Shareholders, the Company closed the transactions provided for in the Acquisition Agreement, implemented the Reverse Split, and completed the Reincorporation. In addition, as required by the Acquisition Agreement, the Company called for redemption for all of its issued and outstanding cumulative convertible preferred stock and did redeem said preferred stock. The result of the foregoing is that the Company conveyed a substantial majority of its Common Stock to acquire an array of significant technology enhanced natural gas oriented exploration projects. The Company believes the Acquisitions will facilitate expanded access to capital markets due to the value and diversity of its exploration project portfolio. The Company also believes the members of EPC's management that joined the Company after consummation of the acquisitions significantly enhanced the Company's management team.

     On July 21, 1998 the Company closed an underwritten offering of 4,000,000 shares of its common stock at a price of $4.00 per share. The net proceeds to the Company in the underwriter offering were approximately $14,880,000. After the offering the Company has 15,762,706 shares outstanding.

     OVERVIEW OF CURRENT ACTIVITIES. As a result of the above described acquisitions, restructuring, and the underwritten offering, the Company believes it is positioned for a period of significant exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation, took several years of time and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects over the next twelve months. Included are several prospects planned to be drilled in the third and fourth quarters of 1998 by the Company which have significant potential to its net interest. As evidence of this activity the Company has participated in the drilling of 19 prospects from March through the date hereof with working interests which range from 8% to 79%. Out of the 19 wells drilled, 10 wells have been completed, 7 were dry holes, and 2 are being drilled. Management expects its net oil and gas revenues in the fourth quarter of 1998 to approximate $500,000 per month from this new drilling alone.

     The Company will look to a variety of sources to fund its continuing capital expenditures budget including new credit facilities and sales of promoted project interests to industry partners as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects. This process will be limited more by capital availability than by inventory of drillable prospects. (see "Liquidity and Capital Resources")

     The Company utilizes the successful efforts method of accounting basis. It booked the exploration projects acquired pursuant to the Acquisition Agreement at their estimated fair market value based on a third party fairness opinion.
As a result of the tax rules applicable to the acquisitions, the Company will likely not be able to fully use its existing net operating loss carry forward in the future.

YEAR 2000

     The Company has recognized the need to ensure its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company operates on software packages that are compliant with the year 2000. The Company is attempting to identify other potential areas of risk and has begun addressing these in its planning, purchasing and daily operations. The total costs of connecting all internal systems, equipment and operations to the year 2000 has not been fully quantified, but it is not expected to be a material cost to the Company. However, although no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000, the Company intends to formulate a plan to deal with potential year 2000 issues.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

     REVENUE. Total revenue increased 1315.39% from $25,838 for the quarter ended June 30, 1997 to $365,709 for the quarter ended June 30, 1998. This is primarily attributable to factors described below.

     Total gas and oil revenues decreased 18.29% from $130,174 to $106,361. The decline in gas and oil revenues was attributable to the loss of revenues received from the sale of certain Company interests sold effective June 1, 1997. The Company recorded revenues from these interests of $36,334 for the quarter ended June 30, 1997. Partially offsetting the decrease in gas and oil revenues was an increase in accrued revenues of $55,802 for the quarter ended June 30, 1998. The increase in accrued revenues was attributed to wells placed in production during the quarter ended June 30, 1998. The Company did not receive significant oil and gas revenues attributable to 1998 drilling in the quarter.

     Operating fees to the Company increased from $25,492 for the second quarter 1997 to $92,469 in the second quarter 1998. This was attributed to the increase in operated properties, resulting from drilling activity during the second quarter 1998. The Company realized losses from various commodity transactions totaling $50,687 in the second quarter 1998 as compared to $34,438 for the second quarter 1997. These losses were attributed to various transactions in which the Company hedged its future gas delivery obligations as a requirement for its bank loan facility. Gains and losses are determined by the spot prices being higher or lower than the hedge contracts for the same time period. In addition to the realized losses the Company accrued $138,082 for unrealized gains for the quarter ended June 30, 1998. This offset prior recognized losses at a time when actual revenues were less then hedge quantities. This is no longer the case. The Company had accrued a loss of $156,615 for the quarter ended June 30, 1997. In addition to the foregoing, the Company had other revenues of $78,931 in the second quarter of 1998 as compared to $60,910 in the second quarter of 1997.

     COSTS AND EXPENSES. Total costs and expenses of the Company increased 299.64% from $1,345,677 in the second quarter of 1997 to $5,377,839 in the second quarter of 1998. This increase in costs and expenses was primarily attributable to a combination of increases in expenditures of post asset acquisition operations, specifically increases of $2,729,281 in exploration costs for geological and geophysical expenses, $686,392 in exploration cost for dry holes both of which relate to increased activity as a result of the acquisitions. General and administrative costs increased $594,827 which was primarily attributable to $492,800 in contract settlement obligations and incentive costs requirements which were recognized as a result of the acquisitions. Interest expense and delay rental expense increased a total of $211,372. Offsetting the foregoing increases in expenses were decreases in lease operating expense, transportation and gathering costs, and depletion, depreciation and amortization expense.

     EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL increased 4,640.13% from $58,819 for the second quarter of 1997 to $2,788,100 for the second quarter of 1998. These exploration costs reflect the costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and others conducting those studies. The Company's aggressive exploratory drilling program has added to these costs for the second quarter of 1998.

     EXPLORATION COSTS - DRY HOLE costs increased 196.03% from $350,149 during the second quarter 1997 to $1,036,541 for the second quarter of 1998. This increase was largely due to the search for gas and oil reserves through exploratory drilling during the second quarter of 1998. Dry hole costs were incurred on 7 wells.

     GENERAL AND ADMINISTRATIVE COSTS ("G&A") increased by 89.34% from $665,766 for the second quarter of 1997 to $1,260,593 for the second quarter of 1998. This was attributed to increases in operational expenses after the close of the Acquisition Agreement on May 14, 1998 of approximately $817,967, which included the $492,800 of above referenced settlement and incentive costs accrued and $325,167 in increased ongoing G&A incurred as a result of the acquisitions.

     INTEREST EXPENSE increased to $198,676 in the second quarter of 1998 from $5,072 for the second quarter of 1997. The increase in interest expense was primarily attributed to the credit facility dated February 23, 1998 between the Company and Duke Energy Financial Services, Inc. The Company capitalized a large portion of its interest in its ongoing Starboard Project, which capitalized amounts totaled $82,117 for the second quarter of 1998 and $57,726 for the second quarter of 1997.

     PRODUCTION TAXES increased 10.44% from $5,471 for the second quarter of 1997 to $6,042 for the second quarter of 1998 due to accrued revenues of wells placed in production during the second quarter of 1998.

     DELAY RENTAL EXPENSE increased to $17,768 for the second quarter of 1998, and there were no delay rentals recorded for the second quarter 1997. The increase was attributed to rental payments due on the Company's Starboard Project and various other projects.

     LEASE OPERATING EXPENSES decreased 112.18% from $126,157 for the second quarter of 1997 to ($15,366) for the second quarter of 1998. The reduction in lease operating costs was attributed to the sale of certain Company properties effective July of 1997, a decline in rework activity and the reversal of over accrued plugging and abandonment charges of $68,739 on the Company's Mobile Bay wells.

     TRANSPORTATION AND GATHERING COSTS decreased 98.55% from $47,493 for the second quarter of 1997 to $687 for the second quarter of 1998. The decrease in transportation and gathering costs was almost entirely attributable to the ceased production of the Mobile Bay Wells.

     DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE decreased 2.25% from $86,750 for the second quarter 1997 to $84,798 for the second quarter 1998. The decrease was largely due to the sale of certain Company interests in July of 1997 and was partially offset by increases due to the onset of production during the second quarter of 1998.

     NET INCOME (LOSS). The net loss increased from $1,319,839 to $5,012,130 for the second quarter ended June 30, 1997 and June 30, 1998, respectively. This increase was due to the factors discussed above, most significantly increased geological and geophysical and dry hole costs as its exploration activity increased.

     The net loss per common share decreased from a net loss of $0.82 per share in the second quarter of 1997 to a net loss of $0.73 per share in the second quarter of 1998. This is reflective of the increase in net loss of $3,688,853 from the second quarter of 1997 as compared to the second quarter of 1998 and was mitigated as result of the increase in number of shares outstanding. As a result of the common stock offering that was finalized August 14, 1996, additional stock issued to an investment advisor during 1997, and the asset acquisition which closed on May 14, 1998, approximately 6,875,939 weighted average common equivalent shares were outstanding at June 30, 1998 as compared to 1,644,317 at June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.

     REVENUE. Total revenues decreased 19.09% from $431,485 for the six months ended June 30, 1997 to $349,123 for the six months ended June 30, 1998.

     Total gas and oil revenues decreased 66.16% from $457,609 to $154,864. The decrease in gas and oil revenue was attributed to the combined effects of ceased production from the Company's Mobile Bay Wells and the sale of properties discussed below and was offset by accrued revenues on wells placed in production during the second quarter of 1998. Gas and oil revenues associated with Mobile Bay declined from $33,001 for the six months ended June 30, 1997 compared to no revenues for the six months ended June 30, 1998. Effective July 1, 1997 the Company sold its interest in various properties located in Texas, Oklahoma and Arkansas, revenues attributed to these properties for the six months ended June 30, 1997 were $83,034 as compared to no revenue for the six months ended June 30, 1998. During the second quarter of 1998 the Company accrued revenue of $55,802 for wells placed in production during that period.

     In addition to the decrease in gas and oil revenues for the six months ended June 30, 1998 there was a decrease in gain on sale of assets of $128,922 from $132,250 reported for the six months ended June 30, 1997 to $3,428 reported for the six months ended June 30, 1998. As a result of the increased operations stemming from both exploratory and developmental drilling, operating fees increased 150.37% from $39,726 for the six months ended June 30, 1997 to $99,461 for the six months ended June 30, 1998. The Company realized losses from various commodity transactions totaling $98,562 for the six months ended June 30, 1998 as compared to $156,375 for the same period of 1997. These losses were attributed to various transactions in which the Company hedged its future gas delivery obligations as a requirement for its bank loan facility. In addition to the realized losses from commodity transactions, the Company accrued $87,071 unrealized gain for the six months ended June 30, 1998 as compared to an accrued loss of $156,615 for the same period of 1997. In addition to the foregoing the Company had other revenues of $102,861 for the six months ended June 30, 1998 as compared to the $114,790 for the six months ended June 30, 1997.

     COSTS AND EXPENSES. Total costs and expenses of the Company increased 92.37% from $3,103,346 for the six months ended June 30, 1997 compared to $5,969,841 for the six months ended June 30, 1998. The increase was primarily attributable to a combination of increases in exploration costs - geological and geophysical, general and administrative costs, interest expense and delay rentals. Partially offsetting the foregoing increases in expenses were decreases in lease operating expense, transportation and gathering costs, depletion, depreciation and amortization, exploration costs, dry hole costs and production taxes.


     EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL increased 1,992.57% from $133,238 for the six months ended June 30, 1997 to $2,788,100 for the six months ended June 30, 1998. These exploration costs reflect the costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and others conducting these studies. The Company's exploration portfolio and its aggressive drilling program has greatly increased these costs for the six months ended June 30, 1998 as compared with the same period of 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES ("G&A") increased 38.90% from $1,238,026 for the six months ended June 30, 1997 as compared to $1,719,607 for the six months ended June 30, 1998. This was primarily attributable to increases in operational expenses incurred after May 14, 1998, the effective date of the Acquisition Agreement with Aspect and EPC and costs associated with said acquisitions.

     INTEREST EXPENSE increased 2,267.18% from $9,205 for the six months ended June 30, 1997 to $217,899 for the six months ended June 30, 1998. The increase in interest expense was primarily attributed to the credit facility dated February 23, 1998 between the Company and Duke Energy Financial Services, Inc. The Company capitalized a large portion of its interest in its on-going Starboard Prospect, which capitalized amounts totaled $161,219 for the six months ended June 30, 1998 and $114,592 for the six months ended June 30, 1997.

     DELAY RENTAL EXPENSE increased to $5,083 for the six months ended June 30, 1998. There were no delay rentals recorded for the six months ended June 30, 1997. The increase was attributed to rental payments due on the Company's Starboard Prospect and various other prospects.

     LEASE OPERATING EXPENSE decreased 75.59% from $222,855 for the six months ended June 30, 1997 to $54,407 for the six months ended June 30, 1998. The reduction in lease operating costs was attributable to the sale of certain Company properties, effective July 1, 1997, and ceased operational costs for the Company's Mobile Bay Wells. Lease operating costs associated with the Mobile Bay Wells for the six months ended June 30, 1997 was $129,749. During the six months ended June 30, 1998, the Company reversed over-accrued plugging and abandonment costs on the Mobile Bay Wells at $68,739.

Lease operating costs attributable to the Company wells sold effective July 1, 1997; for the six months ended June 30, 1997 totaled $41,231.

     TRANSPORTATION AND GATHERING COSTS decreased 99.04% from $137,887 for the six months ended June 30, 1997 to $1,326 for the six months ended June 30, 1998. The decrease in transportation and gathering cost was almost entirely attributable to the ceased production of the Mobile Bay Wells.

     EXPLORATION COSTS - DRY HOLE COST decreased 7.82% from $1,128,356 for the six months ended June 30, 1997 to $1,040,101 for the six months ended June 30, 1998.

     DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A") decreased 36.97% from $219,524 for the six months ended June 30, 1997 to $138,366 for the six months ended June 30, 1998. The decrease to DD&A was primarily attributable to the July 1, 1997 sale of certain Company properties located in Texas, Oklahoma, and Arkansas and the ceased production from the Mobile Bay Wells.

     PRODUCTION TAXES declined 65.26% from $14,255 for the six months ended June 30, 1997 to $4,952 for the six months ended June 30, 1998, due to reduced production as a result of the sale of certain Company interests effective July 1, 1997 and a production tax refund from the State of Oklahoma for a production enhancement project completed in 1994.

     NET INCOME (LOSS) The net loss increased from $2,671,861 to $5,620,719 for the six months ended June 30, 1997 and June 30, 1998 respectively. This increase was due to the factors discussed above.

     The net loss per common share decreased from a net loss of $1.63 per share for the six months ended June 30, 1997 to a net loss of $1.32 for the six months ended June 30, 1998. This is reflective of the increase in net loss of $2,948,858 from the six months ended June 30, 1997 as compared to the six months ended June 30, 1998. The increased net loss was offset by the increased number of weighted average common equivalent shares at June 30, 1998 that resulted from additional stock issued to an investment advisor during 1997, and the asset acquisition which closed May 14, 1998. Approximately 4,280,381 weighted average common equivalent shares were outstanding at June 30, 1998 as compared to approximately 1,644,317 at June 30, 1997.

     KNOWN AND ANTICIPATED TRENDS, CONTINGENCIES AND DEVELOPMENTS IMPACTING
       FUTURE OPERATING RESULTS

     The Company's future operating results will be substantially dependent upon the success of the Company's efforts to develop the properties acquired in the Acquisitions, as well as the Starboard Project and other prospects. Because the Company divested substantially all of its oil and gas properties in the Mid-Continent region by the end of 1996, revenues from the operation and sale of such properties have been substantially reduced during 1997 and will be reduced in future years. Further, following a sharp and unexpected drop in production from the Company's Mobile Bay wells during the fourth quarter of 1996, the Company's share of revenues from Mobile Bay was substantially reduced during 1997.

     As a result of the loss of revenues from the Mid-Continent region and Mobile Bay, the Company's revenues during 1997 were sharply reduced. While management believes that the Acquisitions and the Starboard Project represent the most promising prospects in the Company's history, and the wells drilled in 1998 are expected to substantially increase the Company's revenues, the capital expenditures planned on the Acquisitions and the Starboard Project will require substantial outlays of capital to explore, develop and produce.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has budgeted over $25.0 million to fund the drilling of over 30 wells on the Exploration Projects and other exploration costs over the next 12 months. The Company's sources of financing include borrowing capacity under the Bank Credit Agreement and other credit facilities, the sale of promoted interests in the Exploration Projects to industry partners and cash provided from operations. The Company received over $14,000,000 in net proceeds from a public offering of common stock effective July 16, 1998. Of such proceeds, $7.8 million was used to repay the Duke Credit Facility, and the remainder is being used for exploration activities on the Exploration Projects, including the payment of costs incurred by affiliates on the exploration projects acquired on May 14, 1998 which costs were incurred after the effective date of November 1, 1997 and prior to closing, and for working capital and general corporate purposes.

     The Company will require additional sources of capital to fund its exploration budget over the next 12 months. The Company currently is attempting to renegotiate the terms of the Bank Credit Agreement to obtain additional borrowing capacity. Management expects it will secure such commitments, however if the Company is unable to obtain such additional borrowing capacity, or is unable to access additional sources of outside financing, the Company will either have to sell interests in its Exploration Projects to fund its exploration program or curtail its exploration activities over the next 12 months. Such curtailing of exploration activities could include reducing the number of wells drilled, slowing exploratory activities on projects that the Company operates, selling interests in the Company's project inventory or a combination of the foregoing.

     The Company historically has addressed its long-term liquidity needs through the issuance of debt and equity securities, through bank credit and other credit facilities and with cash provided by operating activities. Its major obligations at June 30, 1998, consisted principally of (i) servicing loans under the Bank Credit Agreement and other loans, (ii) servicing the Duke Credit Facility; (iii) funding of the Company's exploration activities, and (iv) funding of the day-to-day general and administrative costs. The Duke Credit Facility was repaid in July 1998.

     The Company booked the assets acquired in the Acquisitions at $54.2 million, which was the estimated fair market value of such assets as determined by an independent third party, plus costs incurred on the acquired assets after the effective date of November 1, 1997 and prior to closing on May 14, 1998. Items affected by the Acquisitions include (i) an increase in the Company's current liabilities by the assumption of approximately $4.755 million of net post-effective date costs related to the assets acquired in the Acquisitions, plus $1 million of additional current liabilities assumed from EPC pursuant to the Acquisition Agreement, (ii) an increase in overhead resulting from the hiring of additional technical staff and additional management; and (iii) adopting a business plan that budgets over $25.0 million net to the Company's interest in exploratory costs over the next 12 months. Certain costs associated with these obligations may be offset by future revenues from wells drilled since the effective date of the Acquisitions and other revenue anticipated from wells scheduled to be drilled in the third and fourth quarters of 1998. The Company cannot, however, assure that such revenues will be forthcoming, nor can it project the revenues anticipated from such sources over the next 12 months.

     Many of the factors that may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of financing and its operational results. The Company continues to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock or other equity securities, the issuance of net profits interests, sales of promoted interests in its Exploration Projects, and various forms of joint venture financing. In addition, the prices the Company receives for its future oil and natural gas production and the level of the Company's production will have a significant impact on future operating cash flows.

     WORKING CAPITAL. At June 30, 1998, the Company had a cash balance of $172,984 and a working capital deficit of $15,385,480 as compared to a cash balance of $690,576 and a working capital deficit of $413,377 at December 31, 1997. The decrease in cash and working capital was primarily attributable to the additions to oil and gas properties during the six months ended June 30, 1998. The net proceeds to the underwritten common stock offering of over $14,000,000 retired $7,800,000 in long-term debt and the balance increased working capital.

     The Company believes it is positioned for a period of significant exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights then seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation, took several years of time and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects over the next twelve months. Included will be several prospects planned to be drilled in the third and fourth quarters of 1998 by the Company which have extremely high potential to its net interest. As evidence of this activity the Company has participated in the drilling of 19 prospects from March through the date hereof with working interests which range from 8% to 79%. Out of the 19 wells drilled, 10 wells have been completed, 7 were dry holes and 2 are being drilled. Management expects its net oil and gas revenues in the fourth quarter of 1998 to approximate $500,000 per month from this new drilling alone.

     In that the Company will not fund most of its capital expenditure budget from cash available or from cash flow, the Company will look to a variety of sources to fund its continuing capital expenditures budget including new credit facilities and sales of promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects. This process will be limited more by capital availability than by its inventory of drillable prospects.

     Timing of funding its exploration budget will determine the pace of drilling and, to the extent drilling is successful, the growth of future oil and gas revenues. Management believes additional credit facilities will be available to it in the third quarter and that strategic sales of prospect interests will be effected which will allow it to continue its planned exploration activities in the second half of 1998. Until such sources of funding are committed however, it cannot actually commence certain drilling operations anticipated to occur in the next several months.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure Information about Capital Structure," which have been reflected in the Company's year-end 1997 financial statements. In 1997, FASB also issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" each of which require expanded disclosures effective for 1998. The Company does not expect the application of these statements to have a material effect on its financial position, liquidity or results of operations.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Esenjay Petroleum Corporation ("EPC") was a defendant in a lawsuit regarding injuries to an oilfield worker that resulted in a judgment against EPC of approximately $17,700,000. The judgment was settled by EPC's insurers, who agreed to make cash payments to the plaintiff, and by EPC who agreed to implement a mutually agreeable work safety plan. The settlement was entered into and approved by the court entering an agreed judgment on December 3, 1997. On approximately April 16, 1998, the plaintiff filed an action against both EPC and the Company alleging, in part, that EPC has failed and refused to implement an appropriate safety plan and entered negotiations with the Company to convey material assets to it which, if consummated, would negate plaintiffs benefits to be obtained by EPC's safety plan, thereby fraudulently inducing plaintiff to settle the judgment against EPC. The Company believes the claims are not supported by the facts and are without merit. The Company and EPC intend to vigorously defend the claims.

ITEM 2.   CHANGES IN SECURITIES.

     On May 14, 1998, a Special Meeting of Shareholders of the Company was held pursuant to a solicitation of proxy mailed on or about April 24, 1998 to all of the shareholders of record as of close of business on April 1, 1998. The shareholders approved and ratified the following: (i) the approval of the Acquisition Agreement, (ii) the approval of a 1:6 reverse split of the presently outstanding Common Stock, (iii) the approval of the reincorporation of the Company in the state of Delaware and a name change of the Company's name to Esenjay Exploration, Inc., and (iv) the election of seven directors including:
Alex Cranberg, Michael E. Johnson, Jack P. Randall, Alex B. Campbell, Charles J. Smith, William D. Dodge, III and Hobart A. Smith. As a result of the Reincorporation the Company reincorporated in the state of Delaware and changed its name to Esenjay Exploration, Inc. As a result of the Reverse Split, all of the Company's common stock, warrants to purchase common stock and options to issue common stock were effected with the result being that each share of common stock, or warrant or option to purchase such share of common stock converted into 1/6 of a share of common stock or rights to purchase 1/6 of a share of common stock. This effected various outstanding warrants and options of the Company including the Company's currently outstanding Class A warrants to purchase common stock and its currently outstanding Class B warrants to purchase common stock, both of which are registered securities and publicly traded. In addition to the Reincorporation and the Reverse Split, the Company issued new shares of its common stock plus various other consideration in return for interests in exploration projects from Aspect and EPC, which have a historical full cost basis on the books of the selling entities of $19,900,000 and a fair market value of $54,200,000 (based upon an independent evaluation) on the effective date of the acquisition on November 1, 1997. Securities were issued in reliance upon exemptions set forth in Section 4 (2) of the Securities Act of 1933. All of the securities were sold effective May 14, 1998. Of the securities sold 5,165,260 shares of common stock were issued to EPC and 4,941,440 shares of common stock were issued to Aspect and/or its assigns, of which 4,203,106 shares were issued to Aspect, 23,334 shares were issued to R. Michael Looney, 16,667 shares were issued to Steven L. Creger, 23,334 shares were issued to James A. Rodgers, and 675,000 shares were issued to Joint Energy Development's II Limited Partnership, an affiliate of Enron Corp.

     In conjunction with, and as a requirement of, the Acquisition Agreement, the Company called for redemption of all 85,961 shares of its previously issued and outstanding shares of Convertible Preferred Stock. The redemption price was $10.26 per share and included all accrued and unpaid dividends on the stock through the redemption date of June 15, 1998. Record owners as of May 20, 1998 had the right to convert their Convertible Preferred Stock into Common stock at any time until the close of business on June 12, 1998, or their shares would be redeemed on June 15, 1998. The Company also declared a $2.40 per share dividend on said Convertible Preferred Stock, which dividends acquitted all dividends previously in arrears on said stock, and which totaled $206,304. The dividends were paid on May 13, 1998 to the shareholders of record on May 11, 1998.

     On July 21, 1998, the Company closed an underwritten offering of 4,000,000 shares of its common stock at a price of $4.00 per share. The net proceeds to the Company in the underwritten offering were approximately $14,880,000, and as a result the Company had 15,762,706 shares outstanding as of August 18, 1998. The proceeds were utilized to fully repay the credit facility from Duke Energy Financial Services, Inc., to reduce accounts payable, and for working capital and exploration costs.

     As a result of the above stockholder actions, the Acquisitions were closed, the Company's preferred stock was called for redemption and the reverse split, reincorporation and name change were effected. Accordingly, all numbers of common shares and per share calculations have been restated to reflect the 1:6 reverse stock split.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.


          On May 14, 1998 the Company called for the redemption of all 85,961 shares of its previously issued and outstanding shares of Convertible Preferred Stock. The redemption price was $10.26 per share, plus all accrued and unpaid dividends on the Preferred Stock through the redemption date of June 15, 1998. Prior to the redemption there had been accrued and unpaid dividends.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On May 14, 1998, a special meeting of shareholders of Frontier Natural Gas Corporation was held. At that meeting the shareholders voted as follows:



     a)   To approve the Acquisition Agreement
                                                  For 5,670,420       Against 133,487          Abstain 57,102
                                                      ---------               -------                  ------

     b)   To approve the Reverse Stock Split
                                                  For 8,989,738       Against 205,075          Abstain 312,224
                                                      ---------               -------                  -------

     c)   To approve the Reincorporation
                                                  For 5,315,168       Against 213,250          Abstain 340,848
                                                      ---------               -------                  -------

     d)   The following directors were elected (by the vote indicated) at such meeting:


             Name of Nominee                      Number of Shares                Number of shares
                                                  Voted For                       Voted Against

             Alex M. Cranberg........             9,342,453                       164,572
             Michael E. Johnson......             9,339,743                       167,292
             Jack P. Randall.........             9,339,243                       167,792
             David W. Berry..........             9,341,163                       165,872
             Alex B. Campbell........             9,339,243                       167,792
             Charles J. Smith........             9,339,743                       167,292
             William D. Dodge, III...             9,339,243                       167,792





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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          The following is filed as an exhibit to Part I of this Form 10-Q
          Exhibit No. 11           Computation of Earnings Per Common Share
          Exhibit No. 27.1         Financial Data Schedule

     (b)  Reports on Form 8-K
          The Company filed no reports on Form 8-K for the quarter ended June 30, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                           ESENJAY EXPLORATION, INC.



Date:     AUGUST _____, 1998       By:  ___________________________________
                                        Michael E. Johnson, President
                                        (Principal Executive Officer for the
                                        quarterly reporting period) and Director

Date:     AUGUST ______, 1998      By:  ___________________________________
                                        David B. Christofferson, Senior Vice
                                        President
                                        General Counsel, Principal Financial
                                        Officer

Date:     AUGUST ______, 1998      By:  ___________________________________
                                        Howard E. Williams, Vice President
                                        Principal Accounting Officer