Form 10QSB
period 1998-09-30
ESENJAY EXPLORATION INC
filed 1998-11-17
CIK 901611

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


[ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to ______

                       Commission file number:  1-12530


                           ESENJAY EXPLORATION, INC.
      (Exact name of small business issuer as specified in its charter)


              DELAWARE                             73-1421000
   (State or other jurisdiction of
    incorporation or organization)    (I.R.S. Employer Identification Number)


                     500 NORTH WATER STREET, SUITE 1100 S.
                         Corpus Christi, Texas 78471
         (Address of principal executive offices including zip code)

                                (512) 883-7464
               (Issuer's telephone number including area code)


             FRONTIER NATURAL GAS CORPORATION, 500 DALLAS STREET
                       SUITE 2920, HOUSTON, TEXAS 77002
      (Former name, former address and former fiscal year, if changed since last year)



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

     15,775,223 shares of the registrant's common stock were outstanding as of November 11, 1998.

     Transitional Small Business Disclosure Format (Check one):
                                                            Yes [   ] No [ X ]

                            ESENJAY EXPLORATION, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX


                                                                                   PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements - General Information................................. 3
             Condensed Consolidated Balance Sheets as of September 30,
               1998 and December 31, 1997(unaudited) ............................... 4
             Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997(unaudited) ........ 5
             Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997(unaudited) ................. 6
             Notes to Condensed Consolidated Financial Statement (unaudited) ....... 7

ITEM 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations .............................................10


PART II  OTHER INFORMATION .........................................................18


SIGNATURES

                       PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS - GENERAL INFORMATION

     The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997.

     Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results for the full year. While the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the related notes thereto included in Form 10-KSB and 10KSB/A as filed with the SEC the reader should be aware of substantial changes which occurred in 1998 including those set forth in Overview, Item 2 of this Form 10-QSB.

                           ESENJAY EXPLORATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS

                                                                               September 30,    December 31,
                                                                                    1998            1997
                                                                               -------------    ------------
Current assets:
  Cash and cash equivalents ..................................................  $    134,257    $    690,576
  Accounts receivable, net of allowance for doubtful accounts of
    $5,095 at September 30, 1998 and $15,488 at December 31, 1997 ............     2,288,609         221,864
  Prepaid expenses and other .................................................       163,163         249,328
  Receivables from affiliates ................................................       124,494         105,171
                                                                               -------------    ------------
    Total current assets .....................................................     2,710,523       1,266,939
Property and equipment:
  Gas and oil properties, at cost-
    successful efforts method of accounting ..................................    70,095,666       3,235,848
  Other property and equipment ...............................................     1,314,624       1,169,127
                                                                               -------------    ------------
                                                                                  71,410,290       4,404,975
  Less accumulated depletion, depreciation and amortization .................     (1,560,298)     (1,260,605)
                                                                               -------------    ------------
                                                                                  69,849,992       3,144,370
Other assets .................................................................       150,590         164,699
                                                                               -------------    ------------
    Total assets .............................................................  $ 72,711,105    $  4,576,008
                                                                               -------------    ------------
                                                                               -------------    ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,    December 31,
                                                                                    1998            1997
                                                                               -------------    ------------
Current liabilities:
  Accounts payable ...........................................................  $  6,253,928    $    911,396
  Accounts payable to affiliates .............................................     7,545,421            --
  Revenue distribution payable ...............................................       978,559          68,131
  Current portion of long-term debt ..........................................       167,757         401,085
  Accrued and other liabilities ..............................................     1,034,074         299,704
                                                                               -------------    ------------
    Total current liabilities ................................................    15,979,739       1,680,316

Long-term debt ...............................................................          --            22,680
Non-recourse debt ............................................................       864,000         864,000
Accrued interest on non-recourse debt ........................................       288,074         194,274
Other long-term liabilities ..................................................          --             9,918
                                                                               -------------    ------------
    Total liabilities ........................................................    17,131,813       2,771,188
Commitments and contingencies
Stockholders' equity:
  Cumulative convertible preferred stock $.01 par value; 5,000,000 shares authorized; 0 and 85,961 shares issued and outstanding at
    September 30, 1998 and December 31, 1997, respectively
    ($0 and $859,610 aggregate liquidation preference at
    September 30, 1998 and December 31, 1997 respectively) ...................          --               860
Common Stock:
    Class A common stock, $.01 par value; 40,000,000 shares authorized;
    15,775,223 and 1,656,001 shares issued and outstanding at
    September 30, 1998 and December 31, 1997, respectively ...................       157,752          16,560
Unamortized value of warrants ................................................        (6,791)        (27,163)
Additional paid-in capital ...................................................    77,575,541      14,751,425
Accumulated deficit ..........................................................   (22,147,210)    (12,936,862)
                                                                               -------------    ------------
    Total stockholders' equity ...............................................    55,579,292       1,804,820
                                                                               -------------    ------------
    Total liabilities and stockholders' equity................................  $ 72,711,105    $  4,576,008
                                                                               -------------    ------------
                                                                               -------------    ------------

   The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                      September 30,
                                                             ----------------------------      ----------------------------
                                                                1998             1997               1998             1997
                                                             -----------      -----------      -----------      -----------
Revenues:
  Gas and oil revenues ....................................  $   281,408      $    87,084      $   436,272      $   544,693
  Realized gain (loss) on commodity transactions ..........      (30,376)         (56,000)        (128,938)        (212,375)
  Unrealized gain (loss) on commodity transactions ........       10,817          (95,199)          97,888         (251,814)
  Gain on sale of assets ..................................        1,947          263,737            5,375          396,087
  Operating fees ..........................................       97,923            8,303          197,384           48,029
  Other revenues ..........................................      (40,253)          43,470           62,608          158,260
                                                             -----------      -----------      -----------      -----------
    Total revenues ........................................      321,466          251,395          670,589          682,880
                                                             -----------      -----------      -----------      -----------

Costs and expenses:
  Lease operating expense .................................       44,573          177,742           98,980          400,597
  Production taxes ........................................       20,084            4,018           25,036           18,273
  Transportation and gathering costs ......................          393            3,830            1,719          141,717
  Depletion, depreciation and amortization ................      196,729          400,435          335,095          619,959
  Exploration costs-geological & geophysical ..............    2,240,281           36,508        5,028,381          169,747
  Exploration costs-dry hole ..............................      133,666          620,143        1,173,767        1,748,498
  Delay rentals ...........................................       40,956           14,766           46,039          131,098
  Interest expense ........................................         --               --            217,899            9,205
  General and administrative expense ......................    1,234,414          516,907        2,954,021        1,638,601
                                                             -----------      -----------      -----------      -----------
    Total costs and expenses ..............................    3,911,096        1,774,349        9,880,937        4,877,695
                                                             -----------      -----------      -----------      -----------
Loss before provision for income taxes ....................   (3,589,630)      (1,522,954)      (9,210,348)      (4,194,815)
Benefit (provision) for income taxes ......................        --               --               --               --
                                                             -----------      -----------      -----------      -----------
Net loss ..................................................   (3,589,630)      (1,522,954)      (9,210,348)      (4,194,815)

Cumulative preferred stock dividend .......................       --               25,788           48,138           77,365
                                                             -----------      -----------      -----------      -----------

Net loss applicable to common stockholders ................  $(3,589,630)     $(1,548,742)     $(9,258,486)     $(4,272,180)
                                                             -----------      -----------      -----------      -----------
                                                             -----------      -----------      -----------      -----------
Net loss per common and common equivalent share ...........     ($ 0 .24)         ($ 0.94)         ($ 1.18)         ($ 2.60)
                                                             -----------      -----------      -----------      -----------
                                                             -----------      -----------      -----------      -----------

Weighted average number of common shares
   outstanding ( in thousands) ............................       14,899            1,644            7,857            1,644
                                                             -----------      -----------      -----------      -----------
                                                             -----------      -----------      -----------      -----------

  The accompanying notes are an integral part of these financial statements.

                           ESENJAY EXPLORATION, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months Ended September 30,
                                                                         ------------------------------
                                                                              1998               1997
                                                                         ------------       -----------
Cash flows from operating activities:
  Net loss ............................................................. $ (9,210,348)      $(4,194,815)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depletion, depreciation and amortization .............................      335,095           619,959
  Gain on sale of assets ...............................................       (5,375)         (396,087)
  Gain on settlement of deferred compensation agreement ................         --             (25,794)
  Amortization of financing costs and warrants .........................      107,428            44,079
  Writedown of gas and oil properties...................................         --             489,661
  Unrealized (gain) loss on commodity transactions .....................      (97,888)          251,814
  Exploration costs ....................................................    6,202,148         1,918,245
  Other ................................................................         --                --
  Changes in operating assets and liabilities
    Trade and affiliate receivables ....................................   (2,086,068)          (94,882)
    Prepaid expenses and other .........................................       86,165           113,981
    Other assets .......................................................   (1,141,033)          294,477
    Accounts payable ...................................................    5,342,532           107,352
    Accounts payable to affiliates .....................................     (601,197)             --
    Revenue distribution payable .......................................      910,428          (298,390)
    Accrued and other ..................................................      926,058           (98,730)
                                                                          -----------       -----------
  Net cash provided by (used in) operating activities ..................      767,945        (1,269,130)
                                                                          -----------       -----------
Cash flows used in investing activities:
  Capital expenditures - gas and oil properties ........................  (14,197,805)       (3,055,258)
  Capital expenditures - other property and equipment ..................     (211,965)         (304,616)
  Proceeds from sale of assets .........................................       36,441         1,002,540
                                                                          -----------       -----------
    Net cash provided by (used in) investing activities ................  (14,373,329)       (2,357,334)
                                                                          -----------       -----------
Cash flows from financing activities:
  Proceeds from issuance of debt .......................................    8,300,000           182,382
  Repayments of long-term debt .........................................   (8,580,151)         (202,490)
  Proceeds from issuance of stock ......................................   14,417,480              --
  Preferred stock redeemed .............................................     (859,610)             --
  Preferred stock dividends paid .......................................     (228,654)          (77,365)
                                                                          -----------       -----------
    Net cash provided by (used in) financing activities ................   13,049,065           (97,473)
                                                                          -----------       -----------
                                                                          -----------       -----------
    Net increase (decrease) in cash and cash equivalents ...............     (556,319)       (3,723,937)
Cash and cash equivalents at beginning of period .....................        690,576         4,956,656
                                                                          -----------       -----------
Cash and cash equivalents at end of period ...........................   $    134,257       $ 1,232,719
                                                                          -----------       -----------
                                                                          -----------       -----------
Supplemental disclosure of cash flow information:
  Cash paid for interest .............................................   $    612,469       $    62,657
                                                                          -----------       -----------

Supplemental disclosure of non-cash investing and financing activities:
  Acquisition of gas and oil properties ................................ $ 58,864,160       $     --
  Proxy Costs ..........................................................      287,173             --
  Assumption of related liabilities ....................................    8,146,618             --
  Issuance of 10,106,706 shares of common stock ........................   50,430,370             --

   The accompanying notes are an integral part of these financial statements.

                      ESENJAY EXPLORATION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying unaudited condensed consolidated financial statements of Esenjay Exploration, Inc. and its subsidiaries and its predecessor, Frontier Natural Gas Corporation, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results for the nine-month period ended September 30, 1998 are not necessarily indicative of results expected for the full year.

     A summary of the Companies' significant accounting policies is presented on pages 30 and 31 of their 1997 Form 10KSB/A filed with the SEC. Users of financial information are encouraged to refer to the footnotes contained therein when reviewing interim financial results. There have been no material changes in the accounting policies followed by the Company during 1998.

     The accompanying interim condensed consolidated financial statements contain all the material adjustments, which are in the opinion of management, consistent with the adjustments necessary to present fairly the stated consolidated financial position, results of operations, cash flows and shareholders' equity of Esenjay Exploration, Inc. for the interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                  September 30,   December 31,
                                                                      1998            1997
                                                                  ------------    ------------
Note payable pursuant to a credit agreement with a bank of
  $68,888 at September 30, 1998 and $293,888 at
  December 31, 1997, interest at LIBOR rate
  (reserve adjusted), plus one and seven-eighths
  percent (1.875%) (7.25% at September 30, 1998
  and December 31, 1997), payable in various
  monthly installments through December 1998,
  collateralized by producing oil and gas
  properties; net of discount of $4,741 at
  September 30, 1998 and $18,966 at December 31, 1997...........   $   64,147     $  274,922
Non-recourse loan, payable out of an 8% ORRI on
  the Starboard Prospect, interest accrued at 15%...............      864,000        864,000
Notes payable to bank, interest at 7.49% to 12.5%,
  payable in various monthly installments through 1999,
  collateralized by other property and equipment................        3,610         48,843
Note payable, interest at 12%, payable monthly,
  principal due December 31, 1997. .............................      100,000        100,000
                                                                  ------------    ------------
                                                                    1,031,757      1,287,765
Less current portion... ........................................      167,757        401,085
                                                                  ------------    ------------
                                                                   $  864,000     $  886,680
                                                                  ------------    ------------
                                                                  ------------    ------------

     On January 3, 1996, the Company entered into a $15,000,000 credit agreement with a bank. The remaining funds were intended to be available for specified future drilling and acquisition activities of the Company subject to the approval of the bank. The Company repaid a substantial portion of this borrowing with proceeds from the sale of its N.E. Cedardale properties in September of 1996. Due to this early repayment of borrowings, the Company reduced debt issuance costs by $293,000 and discount on notes payable by $207,000 and recorded these amounts as interest expense. The loan is secured by a mortgage on certain of the Company's producing properties. As part of the credit agreement, the Company is subject to certain covenants and restrictions, which included limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. As additional consideration for the loan, the Company assigned the bank an overriding royalty interest in the mortgaged properties. This credit agreement was amended effective October 23, 1998. Terms of the agreement are set forth in note 6 hereto.

     On March 12, 1996, the Company completed a financial package with a group funded by a public utility to evaluate and develop a project in Terrebonne Parish, Louisiana. This group may participate in 48% of all costs of evaluation and development of the project area and provide a non-recourse loan to fund $864,000 of the Company's 48% share of certain leasehold and seismic evaluation costs of the project. The loan is secured by a mortgage on the Company's interest in the project. As of September 30, 1998, the Company has received advances aggregating $864,000 on the non-recourse loan. The non-recourse loan will be paid solely by the assignment on an 8% overriding royalty interest in the future revenues of the financed project. The loan is now fully funded.

     In conjunction with the Acquisition Agreement and Plan of Exchange between the Company, Aspect Resources LLC ("Aspect") and Esenjay Petroleum Corporation ("EPC") dated as of January 19, 1998 as amended (the "Acquisition Agreement"), Aspect committed to lend the Company up to $1,800,000, and in January and February advanced $500,000 on said credit facility. The Company repaid the facility on February 23, 1998, when the Company entered into a $7,800,000 credit agreement with Duke Energy Financial Services, Inc. The new credit facility provided for up to $4,800,000 prior to closing of the transactions set forth in the Acquisition Agreement, $1,800,000 of which could be used directly by the Company and $3,000,000 to be utilized solely to loan to EPC to pay exploratory costs incurred on the assets acquired from EPC after the effective date of the acquisitions and prior to closing thereof. An additional $3,000,000 became available to the Company after closing of the Acquisitions to pay additional exploratory costs and to fund the costs of redemption of the Company's convertible preferred stock. The credit facility bore interest at a national prime rate plus 4%. In addition, the lender will be paid cash payments equal to an overriding royalty of 0.6% of the Company's interest in wells drilled by the Company while the credit facility is outstanding. The lender also has a right to gather, process, transport and market, at competitive market rates, natural gas produced from a majority of the projects the Company acquired pursuant to the Acquisitions. The facility was secured by mortgages on most of the Company's undeveloped exploration projects. The assets acquired pursuant to the Acquisition Agreement are also subject to such mortgages. The facility was repayable in eleven monthly payments equal to 1/30 of the principal plus interest, plus a final monthly payment of all remaining principal plus interest commencing August 31, 1998, or sooner in the event the Company sold interests in the collateral or closed any underwritten public offering of securities. The facility was repaid in full on July 21, 1998, from proceeds of an underwritten offering of securities.

3.  NOTES RECEIVABLE FROM EPC

     The Duke Energy Financial Services, Inc. credit agreement provided for up to $4,800,000 prior to the closing of the transactions provided for in the Acquisition Agreement, of which $3,000,000 would be used by EPC to fund exploratory costs incurred on the assets acquired by the Company and incurred after the effective date of the Acquisition Agreement yet prior to closing. The credit facility bore interest at a national prime rate plus 4%. The facility was paid in full on July 21, 1998 from proceeds received in an underwritten offering of common stock. At June 30, 1998 the fully funded loan to EPC of $3,000,000 was offset against the account payable to affiliate EPC of $4,993,992 and as a result, the note receivable from EPC was paid in full.

4.  COMMITMENTS AND CONTINGENCIES

     The Company previously entered into employment agreements with two officers, which covered periods through December 31, 1999. In 1997 the Company entered into incentive agreements and contract settlement agreements with the two officers. Pursuant to the incentive agreements and contact settlement agreements, in the event the transactions provided for in the Acquisition Agreement closed, or in the event there is another transaction which results in a change of control of the Company, it will pay incentive payments totaling $246,400, as well as contract settlement payments totaling $246,400 to said officers. Each of the incentive payments and the contract payments may be paid in the form of promissory notes due not later than September 30, 1998, however, the officers and the Company have agreed to defer the outstanding principal repayment to no later than January 15, 1999. Upon closing of the transactions provided for in the Acquisition Agreement the employment agreements were settled by execution of said promissory notes. As of September 30, 1998 the outstanding balance owed on the promissory notes was $246,400.

     The Company is a party to various lawsuits arising in the normal course of business. Management believes the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations and net cash flows.

     Pursuant to the credit agreement with the bank, the Company entered into a natural gas swap agreement on 62,500 MMBTU of natural gas per month at $1.566 per MMBTU for Mid-Continent gas for the period from April 1, 1996 through January 31, 1999. The swap was amended to 31,250 MMBTU on September 25, 1996, due to the sale of the N.E. Cedardale field. The Company recorded a loss of $212,000 in connection with this reduction in quantities covered by the swap agreement. Currently the Company's monthly natural gas production is exceeding that of the natural gas swap that is in place. The total unrealized gain on the amended swap agreement was $52,682 at September 30, 1998. The total realized losses on the natural gas swap agreements were $30,376 and $56,000 for the three months ended September 30, 1998 and 1997, respectively, and $128,938 and $212,375 for the nine months ended September 30, 1998 and 1997 respectively.

5.  ACQUISITIONS

     On May 14, 1998, the Company acquired substantial interests in 28 projects from EPC and Aspect in exchange for 10,106,702 shares of the Company's common stock. The estimated fair value on the date of acquisition was approximately $66.7 million, which consists of the fair market value, as determined by an independent third party, plus project costs up to the closing of the Acquisition Agreement. The acquired projects are primarily technology enhanced natural gas exploration projects along the Texas and Louisiana Gulf Coast.

     The Acquisitions have been recorded at their fair value and have been included in the Company's consolidated financial statements from the date of their acquisition. The following unaudited pro forma information presents a summary of condensed consolidated results of operations as if the Acquisitions had occurred on January 1, 1997:

                                          Three months                      Nine months
                                       ended September 30,              ended September 30,
                                  ---------------------------     -----------------------------
                                     1998            1997            1998              1997
                                  -----------     -----------     ------------      -----------
  Revenues....................... $   321,466     $   346,594     $    670,589      $   934,694
  Total costs and expenses.......   3,900,064       3,336,773       12,157,762        8,691,042
                                  -----------     -----------     ------------      -----------
  Net loss....................... $(3,578,598)    $(2,990,179)    $(11,487,173)     $(7,756,348)
                                  -----------     -----------     ------------      -----------
                                  -----------     -----------     ------------      -----------
 Basic and diluted loss per
  share.......................... $     (0.24)    $     (0.25)    $     ( 0.90)     $     (0.66)

6.  SUBSEQUENT EVENTS

     On October 23, 1998, the Company amended and restated the $15,000,000 credit agreement dated January 3, 1996 with Bank of America NT & SA ("B of A"). The amended agreement provided for an immediate borrowing base up to $9,000,000 ($8,250,000 if the Company does a third party financing in which the third party lender shared in certain collateral of B of A). The Company has drawn $6,000,000 pursuant to the B of A loan facility. The loan is in two tranches. Tranche A is a revolving facility with no required principal payments for two years, after which it converts into a 36 month term loan. Tranche B is payable interest only until maturity in 18 months. Both loans are at a varied interest rate utilizing either the B of A's Alternate Reference Rate (Alternate Reference Rate is the greater of (i) B of A's Reference Rate and (ii) the Federal Funds effective rate plus 0.50%) or the Interbank rate plus 2% for Tranche A or 4% for Tranche B. The remaining funds will be available for specific future drilling activities of the Company, subject to the approval of the bank. The loan is secured by a mortgage or a negative pledge on all properties currently owned by the Company. In addition, B of A received a 2.0% overriding royalty interest proportionately reduced to the Company's net interest in the properties classified proven as of the date of closing and received a five year warrant to purchase 95,000 shares of common stock at a price equal to the average daily closing price of the Company's common stock for the thirty days prior to closing of the credit agreement.

     The Company has also received a commitment for an additional $9,000,000 credit facility from Duke Energy Financial Services, Inc. Pursuant to the commitment Duke Energy Financial Services, Inc. would share certain collateral with B of A. This commitment is subject to final due diligence and final negotiation of complete documentation including an inter-creditor agreement with B of A.

     In order to minimize the pricing risk associated with oil and gas sales, the Company entered into a twelve-month hedging transaction with Bank of America Financial Engineering and Risk Management Group. The hedging instrument called for the delivery of 4,700 MMBTUs per day at a price of $2.30 per MMBTU, before basis differential adjustments, for the period November 1, 1998 through October 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis reviews Esenjay Exploration, Inc.'s and/or its predecessor Frontier Natural Gas Corporation's operations for the three and nine month periods ended September 30, 1998 and 1997 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys not yet completed, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

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

     To address the Company's capital needs, the Board of Directors, at its meeting on August 12, 1997, directed management to look for potential assets to acquire in exchange for the Company's Common Stock, to identify and review potential business consolidation opportunities, identify potential partners to help fund the Company's proposed drilling activities on the Starboard Project and in other locations, and to consider any other avenues to strengthen the Company's capital resources and diversify its exploration opportunities. The Board also directed management to reduce overhead wherever prudently possible and the Company retained an investment advisor to aid in achieving these objectives. The Company explored a series of such transactions and the Board, after receipt of the advice of management and its investment advisor, and receipt of due diligence reports and other materials, unanimously agreed that a transaction with Aspect and EPC was the best option for the Company's shareholders. This process led to the Company entering into the Acquisition Agreement among the Company, EPC, and Aspect. This Acquisition Agreement, and certain provisions of it, required approval of the shareholders of the Company. At a special meeting of shareholders held on May 14, 1998 the shareholders approved the Acquisition Agreement, a recapitalization of the Company pursuant to which each outstanding share of common stock would convert into one-sixth (1/6) of a share of new common stock (the "Reverse Split"), a plan and agreement of merger pursuant to which the Company would reincorporate in the state of Delaware and would change its name to Esenjay Exploration, Inc. (the "Reincorporation"), and the election of seven directors.

     On May 14, 1998 after the Special Meeting of Shareholders, the Company closed the transactions provided for in the Acquisition Agreement, implemented the Reverse Split, and completed the Reincorporation. As a result of the split, seventeen additional shares were issued, due to the rounding up of partial shares issued. All references in the accompanying financial statements to the number of common shares have been restated to reflect the foregoing. In addition, as required by the Acquisition Agreement, the Company called for redemption, all of its issued and outstanding cumulative convertible preferred stock and did redeem said preferred stock. The result of the foregoing is that the Company conveyed a substantial majority of its Common Stock to acquire an array of significant technology enhanced natural gas oriented exploration projects. The Company believes the Acquisitions will facilitate expanded access to capital markets due to the value and diversity of its exploration project portfolio. The Company also believes the members of EPC's management that joined the Company after consummation of the acquisitions significantly enhanced the Company's management team.

     On July 21, 1998 the Company closed an underwritten offering of 4,000,000 shares of its common stock at a price of $4.00 per share. The net proceeds to the Company were approximately $14,880,000. After the offering the Company had 15,762,723 shares outstanding.

     OVERVIEW OF CURRENT ACTIVITIES. As a result of the above-described acquisitions, restructuring, and the underwritten offering, the Company believes it is positioned for a period of significant exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation,took several years of time and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects over the next twelve months. Included are several prospects planned to be drilled in the fourth quarter of 1998 and first quarter of 1999 by the Company which have significant potential to its net interest. As evidence of this activity the Company has participated in the drilling of 20 wells from March through the date hereof with working interests which range from 8% to 79%. Out of the 20 wells drilled, 11 wells have been completed, 8 were dry holes, and 1 is being drilled. Several of the successful wells went into production in the third quarter, and management expects its net oil and gas revenues in the fourth quarter of 1998 to exceed $400,000 per month from this new drilling alone.

     The Company entered the fourth quarter having gone from nominal second quarter production and large operating cash flow deficits to a company which has added $400,000 to $500,000 per month in oil and gas revenues. This should allow it to achieve positive operating cash flow in the fourth quarter and beyond (prior to capex costs and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandate to be expensed rather than capitalized). In addition, since the end of the third quarter, the Company has received commitments for or closed long term financings for $17,250,000, and has entered preliminary agreements to sell certain project interests to two industry partners for a total of approximately $7,600,000. Both financings and both project sales are expected to close prior to year-end, and the resultant aggregate availability of only $24,000,000 in cash resources is expected to enhance working capital and fund the Company's exploration plan in the fourth quarter and early 1999. (see "Liquidity and Capital Resources")

     The Company will look to a variety of sources to fund its continuing capital expenditures budget, including it's new credit facilities and sales of promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects. (see "Liquidity and Capital Resources")

     The Company utilizes the successful efforts method of accounting basis. Its accounting treatment requires it to expense most of its 3-D seismic data acquisition costs. The Company believes such data to be a valuable asset and a substantial portion of its expensed costs have been and are anticipated to continue to be in the future, costs associated with the acquisition of 3-D seismic data. It booked the exploration projects acquired pursuant to the Acquisition Agreement at their estimated fair market value based on a third party fairness opinion. As a result of the tax rules applicable to the acquisitions, the Company will likely not be able to fully use its existing net operating loss carry forward in the future.

YEAR 2000

     The Company has recognized the need to ensure its systems, equipment and operations will not be adversely impacted by the change to the calendar Year 2000. The total costs of connecting all internal systems, equipment and operations to the Year 2000 has not been fully quantified, but it is not expected to be a material cost to the Company. However, the Company is continuing its efforts in addressing the Year 2000 issue as it relates to any potential impact on the Company's operations. The Company will be conducting a review of operational (field) systems that are the responsibility of third party companies doing business with the Company. Any third party companies doing business with the Company found to be not adequate in addressing the Year 2000 issue, will be identified in the review, along with the potential impact of non-compliant vendors. As such, the Company, at this time, cannot fully assess the extent to which further actions will be required and cannot at this time make any statements as to whether or not this issue will have a material effect upon further operations. The Company has not yet established a contingency plan, but intends to formulate one to address unavoided or unavoidable risks and expects to have the contingency plan formulated by July 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUE. Total revenue increased 27.87% from $251,395 for the quarter ended September 30, 1997 to $321,466 for the quarter ended September 30, 1998. This is primarily attributable to factors described below.

     Total gas and oil revenues increased 223.15% from $87,084 to $281,408. The increase in gas and oil revenues was primarily attributed to accrued revenues of $256,614 due from wells placed in production during the quarter ended September 30, 1998. The increase in oil and gas revenue was partially offset by a decrease in gain on sale of assets of $261,790 from a gain of $263,737 reported in the third quarter of 1997 to $1,947 reported in the third quarter of 1998. This is reflective of a decrease in assets sold for the period.

     Operating fees to the Company increased from $8,303 for the third quarter 1997 to $97,923 in the third quarter 1998. This increase was attributed to the increase in operated properties, resulting from drilling activity during the third quarter 1998. The Company realized losses from various commodity transactions totaling $30,376 in the third quarter 1998 as compared to $56,000 for the third quarter 1997. These losses were attributed to various transactions in which the Company hedged future gas delivery obligations as a requirement of its bank loan facility. Gains and losses are determined by the spot prices being higher or lower than the hedge contracts for the same time period. In addition to the realized losses the Company accrued $10,817 in unrealized gains for the quarter ended September 30, 1998. This offset prior recognized losses at a time when actual revenues were less than hedge quantities; this is no longer the case. The Company had accrued an unrealized loss of $95,199 for the quarter ended September 30, 1997.

     In addition to the foregoing, the Company had other revenues of $(40,253) in the third quarter of 1998 as compared to $43,470 in the third quarter of 1997. Included in the third quarter 1998 other revenues is a reversal of an over-accrued interest income from an affiliate of $60,976.

     COSTS AND EXPENSES. Total costs and expenses of the Company increased 120.42% from $1,774,349 in the third quarter of 1997 to $3,911,096 in the third quarter of 1998. This increase in costs and expenses was primarily attributable to a combination of increases in exploration costs - geological and geophysical, general and administrative costs, delay rental costs and production taxes, offset by decreases in exploration costs - dry hole, depletion, depreciation and amortization costs, lease operating expense and transportation and gathering costs. The increases in costs are mostly attributable to the expansion of the Company's exploration projects and staff incurred after the acquisitions which closed in May of 1998.

     EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL increased 6,036.41% from $36,508 for the third quarter 1997 to $2,240,281 for the third quarter 1998. These exploration costs reflect the costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's aggressive exploration drilling program has added to these costs for the third quarter of 1998. The Company considers 3-D seismic data a valuable asset, however, its successful efforts accounting method requires such costs to be expensed for accounting purposes.

     GENERAL AND ADMINISTRATIVE COSTS increased 138.81% from $516,907 for the third quarter of 1997 to $1,234,414 for the third quarter of 1998. This is attributed to increases in operational expenses primarily the increase in salaries and other professional services as a direct result of increased activity after the closing pursuant to the Acquisition Agreement.

     DELAY RENTALS increased 177.37% from $14,766 in the third quarter 1997 to $40,956 for the third quarter of 1998. This was attributed to increased rentals due on the Company's Starboard Project in Terrebonne Parish, Louisiana.

     PRODUCTION TAXES increased 399.85% from $4,018 for the third quarter of 1997 to $20,084 for the third quarter of 1998, due to accrued revenues of wells placed in production during the third quarter of 1998.

     INTEREST EXPENSE was zero dollars for both periods as the Company capitalized all interest in its ongoing projects. Capitalized amounts totaled $139,102 for the third quarter of 1998 and $56,235 for the third quarter of 1997.

     EXPLORATION COSTS - DRY HOLE decreased 78.45% from $ 620,143 for the third quarter 1997 compared to $133,666 for the third quarter of 1998. During the third quarter of 1997 the Company participated in two dry holes totaling $615,058, as compared to the third quarter 1998 the Company participated in three dry holes totaling $133,594.

     DEPLETION, DEPRECIATION AND AMORTIZATION costs decreased 50.87% from $400,435 in the third quarter 1997 to $196,729 for the third quarter 1998. This decrease was attributed to the ceased production and write-offs of $323,353 from the Company's Mobile Bay wells, during the third quarter of 1997, offset by $150,428 in increased DD&A for the third quarter of 1998 due to the onset of production from wells drilling during 1998.

     LEASE OPERATING EXPENSES decreased 74.92% from $177,742 for the third quarter of 1997 to $44,573 for the third quarter of 1998. During the third quarter of 1997 the Company incurred $135,899 in lease operating costs associated with the Company's Mobile Bay operations, which have since been plugged and abandoned. Costs incurred during the third quarter of 1998 include $7,136 attributed to rework activity, and $37,113 which is attributed to ongoing operations.

     TRANSPORTATION AND GATHERING COSTS decreased 89.74% from $3,830 for the third quarter of 1997 to $393 for the third quarter of 1998. The decrease in transportation and gathering costs is due to ceased production from the Mobile Bay Wells and reduced production from a property located in West Felicia Parish, Louisiana.

     NET INCOME (LOSS). The net loss increased from $1,522,954 to $3,589,630 for the quarters ended September 30, 1997 and September 30, 1998, respectively. This increase was due to the factors discussed above.

     The net loss per common share decreased from a net loss of $0.94 per share for the third quarter of 1997 to a net loss of $0.24 per share in the third quarter of 1998. This is reflective of the increase in net loss of $2,066,676 from the third quarter of 1997 as compared to the third quarter of 1998 and offset by the increase in numbers of shares outstanding. As a result of additional stock issued to an investment advisor, the asset acquisition which closed on May 14, 1998, and an underwritten common stock offering finalized July 21, 1998, approximately 14,899,000 weighted average common equivalent shares were outstanding at September 30, 1998 as compared to approximately 1,644,000 at September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

     REVENUE. Total revenues decreased 1.80% from $682,880 for the nine months ended September 30, 1997 to $670,589 for the nine months ended September 30, 1998.

     Total gas and oil revenues decreased 19.90% from $544,693 to $436,272. The decrease in gas and oil revenue was attributed to the combined effects of ceased production from the Company's Mobile Bay Wells and the sale of properties discussed below and was offset by accrued revenues on wells placed in production during the third quarter of 1998. Gas and oil revenues associated with Mobile Bay declined from $60,808 for the nine months ended September 30, 1997 compared to no revenues for the nine months ended September 30, 1998. Effective July 1, 1997 the Company sold its interest in various properties located in Texas, Oklahoma and Arkansas, revenues attributed to these properties for the nine months ended September 30, 1997 were $61,995 as compared to no revenue for the nine months ended September 30, 1998.

     In addition to the decrease in gas and oil revenues for the nine months ended September 30, 1998 there was a decrease in gain on sale of assets of $390,712 from $396,087 reported for the nine months ended September 30, 1997 to $5,375 reported for the nine months ended September 30, 1998. As a result of the increase in operations stemming from both exploratory and developmental drilling, operating fees increased 310.97% from $48,029 for the nine months ended September 30, 1997 to $197,384 for the nine months ended September 30, 1998. The Company realized a loss from various commodity transactions totaling $128,938 for the nine months ended September 30, 1998 as compared to $212,375 for the same period of 1997. These losses were attributed to various transactions in which the Company hedged its future gas delivery obligations as a requirement of its bank loan facility. In addition to the realized losses from commodity transactions, the Company accrued $97,888 in unrealized gain for the nine months ended September 30, 1998 as compared to an accrued loss of $251,814 for the same period of 1997. In addition to the foregoing the Company had other revenues of $62,608 for the nine months ended September 30, 1998 as compared to the $158,260 for the nine months ended September 30, 1997.

     COSTS AND EXPENSES. Total costs and expenses of the Company increased 102.57% from $4,877,695 for the nine months ended September 30, 1997 compared to $9,880,937 for the nine months ended September 30, 1998. The increase was primarily attributable to a combination of increases in exploration costs-geological and geophysical, general and administrative costs, interest expense and production taxes. Partially offsetting the foregoing increases in expenses were decreases in exploration costs incurred for dry holes, lease operating expenses, depletion, depreciation and amortization, transportation and gathering costs and delay rentals.

     EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL increased 2,862.28% from $169,747 for the nine months ended September 30, 1997 to $5,028,381 for the nine months ended September 30, 1998. These exploration costs reflect the costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's exploration portfolio and its aggressive drilling program has greatly increased these costs for the nine months ended September 30, 1998 as compared with the same period of 1997. The Company considers 3-D seismic data a valuable asset, however, its successful efforts accounting method requires such costs to be expensed for accounting purposes.

     GENERAL AND ADMINISTRATIVE EXPENSES increased 80.28% from $1,638,601 for the nine months ended September 30, 1997 as compared to $2,954,021 for the nine months ended September 30, 1998. This was primarily attributable to increases in operational expenses incurred after May 14, 1998, the effective date of the Acquisition Agreement with Aspect and EPC and costs associated with said acquisitions, after which time the scope of the Company's activities increased significantly.

     INTEREST EXPENSE increased 2,267.18% from $9,205 for the nine months ended September 30, 1997 to $217,899 for the nine months ended September 30, 1998. The increase in interest expense was primarily attributed to the credit facility dated February 23, 1998 between the Company and Duke Energy Financial Services, Inc. The Company capitalized a large portion of its interest in its on-going projects, which capitalized amounts totaled $300,321 for the nine months ended September 30, 1998 and $170,827 for the nine months ended September 30, 1997.

     PRODUCTION TAXES increased 37.01% from $18,273 for the nine months ended September 30, 1997 to $25,036 for the nine months ended September 30, 1998. The increase in production taxes was attributed to a combination of accrued revenues of wells placed in production during the third quarter of 1998, which increase was partially offset by a production tax refund from the State of Oklahoma for a production enhancement project completed in 1994.

     EXPLORATION COSTS - DRY HOLE COST decreased 32.87% from $1,748,498 for the nine months ended September 30, 1997 to $1,173,767 for the nine months ended September 30, 1998

     LEASE OPERATING EXPENSE decreased 75.29% from $400,597 for the nine months ended September 30, 1997 to $98,980 for the nine months ended September 30, 1998. The reduction in lease operating costs is attributable to the sale of certain Company properties, effective July 1, 1997, and ceased operational costs for the Company's Mobile Bay wells. Lease operating costs associated with the Mobile Bay wells for the nine months ended September 30, 1997 was $155,648 with an additional $110,000 accrued for plugging and abandonment costs. During the nine months ended September 30, 1998, the Company reversed over-accrued plugging and abandonment costs on the Mobile Bay wells of $68,739. The Company also recorded $45,483 in costs attributable to workovers, $108,632 in operational costs associated with ongoing operations and $11,000 in costs associated with sold properties.

     DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A") decreased 45.95% from $619,959 for the nine months ended September 30, 1997 to $335,095 for the nine months ended September 30, 1998. The decrease to DD&A was primarily attributable to the July 1, 1997 sale of certain Company properties located in Texas, Oklahoma, and Arkansas and the ceased production from the Mobile Bay wells, offset by $192,842 in DD&A associated with wells placed in production during the nine months ended September 30, 1998.

     TRANSPORTATION AND GATHERING COSTS decreased 98.79% from $141,717 for the nine months ended September 30, 1997 to $1,719 for the nine months ended September 30, 1998. The decrease in transportation and gathering cost was almost entirely attributable to the ceased production of the Mobile Bay Wells.

     DELAY RENTAL EXPENSE decreased 64.88% from $131,098 for the nine months ended September 30, 1997 to $46,039 for the nine months ended September 30, 1998. These rental payments were associated with the Company's Starboard Prospect and various other prospects.

     NET INCOME (LOSS) The net loss increased from $4,194,815 to $9,210,348 for the nine months ended September 30, 1997 and September 30, 1998 respectively. This increase was due to the factors discussed above.

     The net loss per common share decreased from a net loss of $2.60 per share for the nine months ended September 30, 1997 to a net loss of $1.18 for the nine months ended September 30, 1998. This is reflective of the increase in net loss of $5,015,533 from the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1998.

The increased net loss was offset by the increased number of weighted average common equivalent shares at September 30, 1998, resulting from the public offering finalized August 14, 1996, additional stock issued to an investment advisor, the asset acquisition which closed May 14, 1998, and the underwritten common stock offering closed July 21, 1998. Approximately 7,857,000 weighted average common equivalent shares were outstanding at September 30, 1998 as compared to approximately 1,644,000 at September 30, 1997.

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

     As a result of the loss of revenues from the Mid-Continent region and Mobile Bay, the Company's revenues during 1997 were sharply reduced. While management believes that the Acquisitions and the Starboard Project represent the most promising prospects in the Company's history, and the wells drilled on projects acquired pursuant to the Acquisitions in 1998 are expected to substantially increase the Company's revenues, the capital expenditures planned on the Acquisitions and the Starboard Project will continue to require substantial outlays of capital to explore, develop and produce. 1998 drilling results have in fact resulted in substantial revenue increases which will be evidenced in the fourth quarter. Capital from sources other than cash flow from operations will continue to be required for funding planned exploration activities.

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

     The Company entered the fourth quarter having gone from nominal second quarter gas and oil production and large operating cash flow deficits to a company which has added $400,000 to $500,000 per month in oil and gas revenues, most of which is attributable to wells which commenced production in September and October of 1998. This should allow it to achieve positive operating cash flow in the fourth quarter and beyond (prior to capex costs and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandate to be expensed rather than capitalized). In addition, since the end of the third quarter, the Company has received commitments for or closed long term financings for $17,250,000 and has entered preliminary agreements to sell certain project interests to two industry partners for a total of approximately $7,600,000. Both financings and both project sales are expected to close prior to year-end, and the resultant aggregate availability of approximately $24,850,000 in cash is expected to enhance working capital and fund the Company's exploration plan in the fourth quarter and early 1999.

     On October 23, 1998, the Company amended and restated the $15,000,000 credit agreement dated January 3, 1996 with Bank of America NT & SA ("B of A"). The amended agreement provided for an immediate borrowing base up to $9,000,000 ($8,250,000 if the Company does a third party financing in which the third party lender would share in certain collateral of B of A). The Company has drawn $6,000,000 pursuant to the B of A loan facility. The loan is in two tranches. Tranche A is a revolving facility with no required principle payments for two years after which it converts into a 36 month term loan. Tranche B is payable in interest only until maturity in eighteen months. Both loans are at a varied interest rate utilizing either the B of A's Alternate Reference Rate (Alternate Reference Rate is the greater of (i) B of A's Reference Rate and (ii) the Federal Funds effective rate plus 0.50%) or the Interbank rate plus 2% for Tranche A and 4% for Tranche B. The remaining funds will be available for specific future drilling activities of the Company, subject to the approval of the bank. The loan is secured by a mortgage on all properties currently owned by the Company. In addition, B of A received a 2.0% overriding royalty interest, proportionately reduced to the Company's net interest, in the properties classified proven as of the date of closing and received a five year warrant to purchase 95,000 shares of common stock at a price equal to the average daily closing price of the Company's common stock for the thirty days prior to closing of the credit agreement. Proceeds of the loan primarily supplement working capital.

     The Company has received an additional loan commitment from Duke Energy Financial Services, Inc. ("Duke") The commitment, which is subject to completion of due diligence and negotiation of a final credit agreement and an inter-creditor agreement with B of A, provides for Duke to loan up to $9,000,000 to the Company for eighteen months. The loan will amortize on a quarterly basis for five quarters with a final principal payment at the end of eighteen months of $1.9 million being due. Duke will be paid interest at a rate of prime plus 4%. It will also receive a right to gather and process, at fair market value, gas and condensate from a designated area of interest, and a revenue interest in certain of the Company's future drilling activities not to exceed 0.49% of the Company's net interest. Proceeds will primarily supplement exploration costs.

     The Company will require additional sources of capital to fund its exploration budget over the next 12 months. It anticipates substantial growth of its credit facility with B of A as proven reserves of gas and oil are added by its exploration program. It also plans to continue to sell promoted interests in certain of its Exploration Projects to fund its exploration program over the next 12 months.

     The Company historically has addressed its long-term liquidity needs through the issuance of debt and equity securities, through bank credit and other credit facilities and with cash provided by operating activities. Its major obligations at September 30, 1998, consisted principally of (i) servicing loans under the Bank Credit Agreement and other loans, (ii) funding of the Company's exploration activities, and (iii) funding of the day-to-day general and administrative costs.

     The Company booked the assets acquired in the Acquisitions at $54.2 million, which was the estimated fair market value of such assets as determined by an independent third party, plus costs incurred on the acquired assets after the effective date of November 1, 1997 and prior to closing on May 14, 1998. Items affected by the Acquisitions include (i) an increase in the Company's current liabilities by the assumption of approximately $4.755 million of net post-effective date costs related to the assets acquired in the Acquisitions, plus $1 million of additional current liabilities assumed from EPC pursuant to the Acquisition Agreement, (ii) an increase in overhead resulting from the hiring of additional technical staff and additional management; and (iii) adopting a business plan that budgets over $25.0 million net to the Company's interest in exploratory costs over the next 12 months. Certain costs associated with these obligations will be offset by future revenues from wells drilled since the effective date of the Acquisitions and other revenue anticipated from wells scheduled to be drilled in the third and fourth quarter of 1998.

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

     In order to minimize the pricing risk associated with oil and gas sales, the Company entered into a twelve-month hedging transaction with Bank of America Financial Engineering and Risk Management Group. The hedging instrument called for the delivery of 4,700 MMBTUs per day at a price of $2.30 per MMBTU before basis differential adjustments for the period November 1, 1998 through October 31, 1999.

     WORKING CAPITAL. At September 30, 1998, the Company had a cash balance of $134,257 and a working capital deficit of $13,269,216 as compared to a cash balance of $690,576 and a working capital deficit of $413,377 at December 31, 1997. The working capital deficit was primarily attributable to substantial exploratory costs, including the substantial costs of 3-D seismic data acquisition and analysis, incurred in 1998, deficit cash flow from operations incurred in the first three quarters of 1998, and the receipt of approximately $9,000,000 less in net proceeds then planned from the sale of common stock of the Company in the third quarter. In regard to said sale, the Company sold fewer shares for less money per share than planned in its July underwriting primarily due to market conditions beyond its control. As a result, it slowed its exploratory drilling in the third quarter. Gas and oil revenues from wells which went into production in 1998 are anticipated to generate revenues which will equal or exceed ongoing costs of operations (prior to capital expenditures and the cost of new 3-D seismic data acquisitions) in the fourth quarter and beyond. Since the end of the third quarter, the company has received the previously described financing commitments and entered the previously described contracts to sell interests in projects which collectively will provide, if closed, over $24,000,000 in available cash resources prior to fiscal year-end. Such cash resources will substantially improve working capital and further provide significant capital for planned capital expenditures. As a result the Company plans to resume a more aggressive pace of exploratory drilling.

     SUMMARY. The Company believes it is positioned for a period of significant exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation took several years of time and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects over the next twelve months. Included will be several prospects planned to be drilled in the fourth quarter of 1998 and the first quarter of 1999 by the Company which have extremely high potential to its net interest. As evidence of this activity the Company has participated in the drilling of 20 wells from March through the date hereof, with working interests which range from 8% to 79%. Out of the 20 wells drilled, 11 wells have been completed, 8 were dry holes and 1 is being drilled. Several of the successful wells went into production in the third quarter, and management expects its net oil and gas revenues in the fourth quarter of 1998 to exceed $400,000 per month from this new drilling alone.

     In that the Company will not fund most of its capital expenditure budget from cash flow, the Company will continue to look to a variety of sources to fund its continuing capital expenditures budget including credit facilities and sales of promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects. This process will be limited more by capital availability than by its inventory of drillable prospects.

      Timing of funding its exploration budget will determine the pace of drilling and, to the extent drilling is successful, the growth of future oil and gas revenues. Assuming closing of committed credit facilities and the sale of project interests under contract, the Company will aggressively drill its exploration projects over the next six months. Management believes expanded credit facilities will be available to it in 1999 if it achieves meaningful exploratory and developmental drilling success and that strategic sales of prospect interests will be effected which will allow it to continue its planned exploration activities throughout the year.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure Information about Capital Structure," which have been reflected in the Company's year-end 1997 financial statements. In 1997, FASB also issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" each of which require expanded disclosures effective in future periods. The Company does not expect the application of these statements to have a material effect on its financial position, liquidity or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Esenjay Petroleum Corporation ("EPC") was a defendant in a lawsuit regarding injuries to an oilfield worker that resulted in a judgment against EPC of approximately $17,700,000. The judgment was settled by EPC's insurers, who agreed to make cash payments to the plaintiff, and by EPC who agreed to implement a mutually agreeable work safety plan. The settlement was entered into and approved by the court entering an agreed judgment on December 3, 1997. On approximately April 16, 1998, the plaintiff filed an action against both EPC and the Company alleging, in part, that EPC has failed and refused to implement an appropriate safety plan and entered negotiations with the Company to convey material assets to it which, if consummated, would negate plaintiffs benefits to be obtained by EPC's safety plan, thereby fraudulently inducing plaintiff to settle the judgment against EPC. The Company believes the claims are not supported by the facts and are without merit. The Company and EPC intend to vigorously defend the claims. Further, the Company is indemnified by EPC for any losses incurred by the Company in said lawsuit other than its' attorney fees.

ITEM 2.  CHANGES IN SECURITIES.

     On July 21, 1998, the Company closed an underwritten offering of 4,000,000 shares of its common stock at a price of $4.00 per share. The net proceeds to the Company in the underwritten offering were approximately $14,880,000, and as a result the Company had 15,775,223 shares outstanding as of November 11, 1998. The proceeds were utilized to fully repay the credit facility from Duke Energy Financial Services, Inc., to reduce accounts payable, and for working capital and exploration costs.

ITEM 3.  OTHER INFORMATION.

     As a result of the completion of the acquisitions as set forth in the Acquisition Agreement, the Company has been able to expand its business strategy. The strategy being implemented is to expand its reserves, production and cash flow through the implementation of an exploration program that focuses on (i) obtaining dominant positions in core areas of exploration; (ii) enhancing the value of its exploration projects and reducing exploration risks through the use of 3-D seismic and CAEX technologies; (iii) maintaining an experienced technical staff with the expertise necessary to take advantage of the Company's proprietary 3-D seismic and CAEX seismic data; (iv) reducing exploration risks by focusing on the identification of moderate depth gas reservoirs, which the Company believes are conducive to direct hydrocarbon detection technologies; and (v) retaining control over critical exploration decisions. The value, scope and advanced stage of technological evaluation of the focused core areas represented in the properties acquired pursuant to the Acquisition Agreement have allowed the Company to seek to implement this strategy.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits
         The following is filed as an exhibit to Part I of this Form 10-Q
         Exhibit No. 11      Computation of Earnings Per Common Share
         Exhibit No. 27.1    Financial Data Schedule

     (b) Reports on Form 8-K
         The Company filed no reports on Form 8-K for the quarter ended September 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                       ESENJAY EXPLORATION, INC.



Date:   NOVEMBER 16, 1998           By: /s/ Michael E. Johnson
                                       ----------------------------------------
                                       Michael E. Johnson, President
                                       (Principal Executive Officer for
                                       the quarterly reporting period) and
                                       Director


Date:   NOVEMBER 16, 1998          By: /s/ David B. Christofferson
                                       ----------------------------------------
                                       David B. Christofferson, Senior
                                       Vice President
                                       General Counsel, Principal
                                       Financial Officer


Date:   NOVEMBER 16, 1998          By: /s/ Howard E. Williams
                                       ----------------------------------------
                                       Howard E. Williams, Vice President
                                       Principal Accounting Officer