Form 10KSB40/A
period 1998-12-31
ESENJAY EXPLORATION INC
filed 1999-04-30
CIK 901611

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A

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

--------------------------------------------------------------------------------

                           ESENJAY EXPLORATION, INC.
                       FOR YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS
                                 FORM 10-KSB/A

                                    PART I


ITEM                                                                        PAGE
----                                                                        ----
1.   Description of Business...............................................    3

2.   Description of Property...............................................   20

3.   Legal Proceedings.....................................................   22

4.   Submission of Matters to a Vote of Security Holders...................   22

                                    PART II

5.   Market for Common Equity and Related Stockholder Matters..............   23

6.   Management's Discussion and Analysis or Plan of Operation.............   23

6A.  Quantitative and Qualitative Disclosures about Market Risks...........   31

7.   Financial Statements..................................................   32

8.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure.................................   52

                                   PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act...................   53

10.  Executive Compensation................................................   55

11.  Security Ownership of Certain Beneficial Owners
       and Management......................................................   56

12.  Certain Relationships and Related Transactions........................   58

                                    PART IV

13.  Exhibits and Reports on Form 8-K......................................   60

     Signatures............................................................   62


                                    PART I

         This Form 10-KSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the introductory paragraph to Management's Discussion and Analysis beginning on page 23 of this Form 10-KSB.

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

         The following table sets forth certain information about each of the Exploration Projects:

                                          EXPLORATION PROJECTS


                                            ACRES LEASED OR UNDER
                                              OPTION AT MARCH 26,         SQUARE MILES OF
                                                    1999(1)               3-D SEISMIC DATA
                                             --------------------------     RELATING TO
PROJECT AREAS                                 GROSS               NET       PROJECT AREA     PROJECT INTEREST(2)
-------------                                -------             ------   ----------------   ------------------
SOUTH TEXAS
DOWNDIP FRIO CORE AREA
   Allen Dome.........................           833                136          --                 50.0%
   Gillock............................        23,804              3,404          82                 22.5%
   Blessing...........................         1,414                278          22                 24.0%
   Tidehaven..........................         3,842              1,254          28                 40.5%
   El Maton...........................         4,893              1,793          28                 46.5%
   Midfield...........................         3,267              1,059          21                 37.5%
   Markham............................         2,584              1,480          --                 60.0%
   Buckeye............................        20,279              7,667          50                 45.0%
   Duncan  Slough.....................         5,608              1,601          60                 40.9%
   Southwest Pheasant.................         3,033              1,781          10                 75.0%
   Geronimo...........................         7,140              1,382          76                 20.0%
   Houston Endowment..................         3,000                810          50                 27.0%
   Wolf Point.........................           960                437           8                 45.5%
   Sheriff Field......................         4,943              2,755          --                 75.0%
   Bauer Ranch........................        22,000              4,803          56                 33.3%
   La Rosa............................         5,537                443          25                  8.0%
   Piledriver.........................           640                400           2                 62.5%
   Archie ............................           903                207          14                 25.0%
                                             -------             ------         ---
                  Downdip Frio Sub-Total     114,680             31,690         532
WILCOX CORE AREA
   Gila Bend..........................         1,179                147          16                 12.5%
   Hall Ranch.........................         7,894              3,266          57                 41.5%
   Hordes Creek.......................         4,730              1,943          25                 41.5%
   Mikeska............................         7,898              2,850          32                 38.0%
   Duval/McMullen.....................         1,980              1,782          12                 90.0%
   Verdad.............................        50,994              6,930          57                 25.0%
   Orangedale.........................         2,353              2,086           3                 90.0%
   Riverdale..........................         5,601              1,400          23                 25.0%
                                             -------             ------         ---
                        Wilcox Sub-Total      82,629             20,404         225
TEXAS HACKBERRY CORE AREA
   Lox B..............................         9,281              1,440          62                 25.0%
   West Port Acres....................           881                 86          21                 12.5%
   Big Hill/Stowell...................         7,100              1,960          56                 33.3%
   Lovells Lake.......................        18,213              4,262          65                 33.3%
   West Beaumont......................         1,721                 78          23                  7.9%
                                             -------             ------         ---
               Texas Hackberry Sub-Total      37,196              7,826         227
LOUISIANA
   Lapeyrouse.........................         4,576                943          35             25.0% Average
   Crab Lake..........................         1,130                322          12                 75.0%
   S. L. Eocene(3)....................         5,516              5,416          --                 100.0%
                                             -------             ------         ---
                     Louisiana Sub-Total      11,222              6,681          47



                                            ACRES LEASED OR UNDER
                                              OPTION AT MARCH 26,         SQUARE MILES OF
                                                    1999(1)               3-D SEISMIC DATA
                                             --------------------------     RELATING TO
PROJECT AREAS                                 GROSS               NET       PROJECT AREA     PROJECT INTEREST(2)
-------------                                -------             ------   ----------------   ------------------
OTHER TEXAS
   Raymondville.......................        27,406             16,210          62                 60.4%
   Caney Creek........................        19,759              2,334          33                 12.5%
   East Texas Pinnacle Reef (4).......            --                 --        400                    --
   Papalote (3).......................        25,316             21,685       --                87.5% Average
                                             -------             ------        ---
                   Other Texas Sub-Total      72,481             40,229        495

MISSISSIPPI
   Thompson Creek.....................         1,877              1,562          12                 93.5%
   Lipsmacker.........................         2,892                452          64                 22.0%
                                             -------             ------        ---
                   Mississippi Sub-Total       4,769              2,014          76
                                             -------             ------        ---
                      TOTAL ALL PROJECTS     322,977            108,844       1,602
                                             -------             ------        ---
                                             -------             ------        ---

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

                                                                         Gas                         Oil
                                                                   ----------------           ----------------
                                                                   Gross      Net             Gross      Net
                                                                   ------   -------           -----     ------
           Texas ................................................   12       2.73               4        0.75
           Oklahoma .............................................    3       0.01               5        0.08
           Louisiana ............................................    1       0.08               0        0.00
           Kansas ...............................................    1       0.10               0        0.00
                                                                   ------   -------           -----     ------
               Total ............................................   17       2.92               9        0.83
                                                                   ------   -------           -----     ------
                                                                   ------   -------           -----     ------



VOLUMES, PRICES AND PRODUCTION COSTS

         The following table sets forth certain information regarding the production volumes, average prices received (net of transportation) and average production costs associated with the Company's sale of gas and oil for the periods indicated.

                                                                                  Year Ended December 31,
                                                                            --------------------------------------
                                                                                 1998                 1997
                                                                            ---------------      -----------------
Net Production:
        Oil (Bbl) ........................................................         8,878                7,286
        Gas (Mcf).........................................................       653,325(1)           121,304
        Gas equivalent (Mcfe).............................................       706,593(1)           165,020
Average sales price:
        Oil ($ per Bbl)...................................................   $     10.92          $     20.28
        Gas ($ per Mcf)...................................................   $      1.95          $      2.06
Average production expenses and taxes ($ per Mcfe)........................   $      0.52          $      2.13(2)

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

                                                                          PROVED DEVELOPED         PROVED UNDEVELOPED
                                                                        --------------------      --------------------
      STATE                                                              GROSS         NET         GROSS        NET
      -----                                                             --------     -------      --------  ----------
      Arkansas .................................................             0.0         0.0       6,360.0    2,544.0
      Kansas ...................................................           640.0        30.6           0.0        0.0
      Louisiana ................................................           225.0       225.0       9,215.0    3,910.5
      Oklahoma .................................................         2,117.0        50.4      12,908.5    3,727.2
      Texas ....................................................         3,016.0     1,390.2       6,980.5    1,339.0
                                                                         -------     -------      --------   --------
              Total ............................................         5,998.0     1,696.2      35,464.0   11,520.7
                                                                         -------     -------      --------   --------
                                                                         -------     -------      --------   --------

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

                                                       Convertible                Series A                 Series B
                                  Common                Preferred               Warrants(1)                Warrants
                           --------------------      ------------------       -----------------      --------------------
Quarter Ended                High        Low         High        Low          High        Low          High        Low
-------------              ---------   --------      -------     ------       -------   -------      ---------  ---------
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

         The Company will look to a variety of sources to fund its continuing capital expenditures budget, including it's new credit facilities and sales of promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects. (see "Liquidity and Capital Resources")

         SUCCESSFUL EFFORTS ACCOUNTING AND RELATED MATTERS. The Company utilizes the successful efforts method of accounting. Under this method it expenses its dry hole costs and the field acquisition costs of 3-D seismic data as incurred. The undeveloped properties which were acquired pursuant to the Acquisitions, and which were comprised primarily of interests in unproven 3-D seismic based projects, recorded in May of 1998 at an independently estimated fair market value of $54.2 million as determined by Cornerstone Ventures, L.P., a Houston, Texas based investment banking firm. Pursuant to the successful efforts method of accounting, the Company is amortizing such initial costs as periodic impairments of unproved properties on a straight-line basis over a period not to exceed forty-eight months, as well as recognizing property specific impairments. These non-cash charges effect all such costs which are not, in the accounting period they are to be impaired, supported by proven oil and gas reserves. Hence significant non-cash charges will likely depress reported earnings of the Company over the next several years, but will not effect cash flows provided by operating activities nor the ultimate realized value of the Company's natural gas and oil properties.

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

Deloitte & Touche LLP
Houston, Texas

April 14, 1999

                            ESENJAY EXPLORATION, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                  DECEMBER 31,          DECEMBER 31,
                                                                      1998                  1997
                                                                ---------------        --------------
Current assets:
     Cash  and cash equivalents ..............................   $    646,200           $    690,576
     Accounts receivable, net of allowance for doubtful
        accounts of  $348,984 at December  31, 1998 and
        $15,488 at December 31, 1997 .........................      3,209,633                221,864
     Prepaid expenses and other ..............................        122,422                249,328
     Receivables from affiliates .............................        963,700                105,171
                                                                ---------------        --------------
              Total current assets ...........................      4,941,955              1,266,939

Property and equipment .......................................     70,044,882              4,404,975
Less accumulated depletion, depreciation
     and amortization ........................................    (15,517,656)            (1,260,605)
                                                                ---------------        --------------
                                                                   54,527,226              3,144,370

Other assets .................................................        447,091                164,699
                                                                ---------------        --------------
              Total assets ...................................   $ 59,916,272           $  4,576,008
                                                                ---------------        --------------
                                                                ---------------        --------------

                                             ESENJAY EXPLORATION, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       DECEMBER 31,           DECEMBER 31,
                                                                                           1998                   1997
                                                                                       ------------           ------------
Current liabilities:
     Accounts payable ..............................................................   $  8,993,859           $    911,396
     Accounts payable to affiliate, net ............................................      4,322,548                    ---
     Revenue distribution payable ..................................................      1,996,091                 68,131
     Current portion of long-term debt .............................................        101,236                401,085
     Accrued and other liabilities .................................................        484,756                299,704
                                                                                       ------------           ------------
              Total current liabilities ............................................     15,898,490              1,680,316


Long-term debt .....................................................................      7,500,000                 22,680
Non-recourse debt ..................................................................        864,000                864,000
Accrued interest on non-recourse debt ..............................................        331,194                194,274

Other long-term liabilities ........................................................            ---                  9,918
                                                                                       ------------           ------------
              Total liabilities ....................................................     24,593,684              2,771,188

Stockholders' equity:
     Cumulative convertible preferred stock $.01 par value; 5,000,000 shares authorized; 85,961 shares issued and outstanding at December 31, 1997
        ($859,610 aggregate redemption and liquidation preference) .................            ---                    860
     Common stock:
        Class A common stock, $.01 par value; 40,000,000 shares authorized;
        15,784,834 and 1,655,984 outstanding
        at December 31, 1998 and 1997, respectively (1) ............................        157,849                 16,560
     Unamortized value of warrants issued ..........................................            ---                (27,163)
     Additional paid-in capital (1) ................................................     77,651,602             14,751,425
     Accumulated deficit ...........................................................    (42,486,863)           (12,936,862)
                                                                                       ------------           ------------
              Total stockholders' equity ...........................................     35,322,588              1,804,820
                                                                                       ------------           ------------
              Total liabilities and stockholders' equity ...........................   $ 59,916,272           $  4,576,008
                                                                                       ------------           ------------
                                                                                       ------------           ------------


(1) As a result of the 1:6 reverse stock split effected on May 14, 1998, all numbers of shares and per share amounts have been restated for all periods presented.

The accompanying notes are an integral part of these financial statements.

                                             ESENJAY EXPLORATION, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year Ended December 31,
                                                                                       -----------------------------------
                                                                                            1998                  1997
                                                                                       -------------          ------------
Revenues:
     Gas and oil revenues....................................................             $1,372,002            $  664,126
     Realized loss on commodity transactions.................................               (113,911)             (375,410)
     Unrealized gain (loss) on commodity transactions........................                128,936              (128,936)
     Gain on sale of assets..................................................                  5,375               452,020
     Operating fees..........................................................                282,020                55,021
     Other revenues..........................................................                 42,051               241,788
                                                                                       -------------          ------------
              Total revenues.................................................              1,716,473               908,609
                                                                                       -------------          ------------

Costs and expenses:
     Lease operating expense.................................................                270,881               427,240
     Production taxes........................................................                 95,728                24,497
     Transportation and gathering costs......................................                  1,719               143,265
     Depletion, depreciation and amortization................................              1,522,771               315,880
     Amortization of unproved properties.....................................              6,937,300                   ---
     Impairment of oil and gas properties....................................              5,832,024               349,384
     Exploration costs-geological & geophysical..............................              5,882,307               485,956
     Exploration costs-dry hole..............................................              5,213,930             1,772,746
     Interest expense........................................................                620,121                60,942
     Delay rentals...........................................................                159,383               211,690
     General and administrative                                                            4,501,656             2,070,812
                                                                                       -------------          ------------
              Total costs and expenses.......................................             31,037,820             5,862,412
                                                                                       -------------          ------------
Loss before provision for income taxes.......................................           (29,321,347)            (4,953,803)
Benefit (provision) for income taxes.........................................                    ---                   ---
Net loss ....................................................................            (29,321,347)           (4,953,803)
Cumulative preferred stock dividend..........................................                 48,136               103,153
                                                                                       -------------          ------------
Net loss applicable to common stockholders...................................           $(29,369,483)          $(5,056,956)
                                                                                       -------------          ------------
                                                                                       -------------          ------------

Net loss per common share (1)................................................          $       (2.97)          $     (3.07)
                                                                                       -------------          ------------
                                                                                       -------------          ------------

Weighted average number of common shares outstanding (1).....................              9,882,227             1,646,311
                                                                                       -------------          ------------
                                                                                       -------------          ------------

(1) As a result of the 1:6 reverse stock split effected on May 14, 1998, all numbers of shares and per share amounts have been restated for all periods presented.

The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Preferred                Class A          Unamortized
                                  Stock               Common Shares         Value of       Additional
                            -------------------------------------------     Warrants         Paid-in         Accumulated
                             Shares   Amount      Shares(1)   Amount(1)      Issued         Capital(1)         Deficit
                            -------   ------     ----------   ---------   ------------     -----------       ------------
Balance,
  December 31, 1996.....     85,961   $ 860       1,644,317    $ 16,443     $(54,325)      $14,681,542       $ (7,905,694)

Issuance of common
  stock.................         --      --          11,667         117           --            69,883                 --
Cumulative
  preferred stock
  dividend..............         --      --              --          --           --                --            (77,365)
Amortization of
  warrants..............         --      --              --          --       27,162                --                 --
Net loss................         --      --              --          --           --                --         (4,953,803)
                            -------   -----      ----------    --------     --------       -----------       ------------

Balance,
  December 31, 1997 ....     85,961     860       1,655,984      16,560      (27,163)       14,751,425        (12,936,862)

Issuance of common
  stock for
  Acquisitions, net.....         --      --      10,106,700     101,067           --        49,360,831                 --
Redemption of
  preferred stock           (85,961)   (860)             --          --           --          (858,750)          (228,654)
Amortization of
  warrants..............         --      --              --          --       27,163                --                 --
Secondary common
  stock offering,
  net...................                          4,000,000      40,000                     14,364,980                 --
Issuance of common
  stock.................                             22,150         222                         33,116                 --
Net loss................                                                                                      (29,321,347)
                            -------   -----      ----------    --------     --------       -----------       ------------
Balance,
  December 31, 1998.....         --   $  --      15,784,834    $157,849     $     --       $77,651,602       $(42,486,863)
                            -------   -----      ----------    --------     --------       -----------       ------------
                            -------   -----      ----------    --------     --------       -----------       ------------

(1) As a result of the 1:6 reverse stock split effected on May 14, 1998, all numbers of shares and per share amounts have been restated for all periods presented.

The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                              ------------------------------------
                                                                                   1998                   1997
                                                                              ------------             -----------
Cash flows from operating activities:
     Net loss ..........................................................      $(29,321,347)            $(4,953,803)
     Adjustments  to  reconcile  net  loss to net cash
       provided by (used in) operating activities:
          Depletion, depreciation and amortization .....................         1,522,771                 315,880
          Amortization of unproven property.............................         6,937,300                      --
          Impairment of oil and gas properties..........................         5,832,024                 349,384
          Exploration costs.............................................        11,096,237               2,258,702
          Gain on sale of assets........................................            (5,375)               (452,020)
          Gain on settlement of deferred compensation agreement.........                --                 (25,794)
          Amortization of financing costs and warrants..................           136,677                  46,128
          Unrealized (gain) loss on commodity transitions...............          (128,936)                128,936
     Changes in operating assets and liabilities:
          Trade and affiliate receivables...............................        (3,846,298)                191,882
          Prepaid expenses..............................................           126,906                 198,418
          Other assets..................................................          (372,941)                272,679
          Trade and affiliate payables..................................        11,405,011                 186,174
          Revenue distribution payable..................................         1,927,960                (292,032)
          Accrued and other.............................................           440,990                (118,936)
                                                                              ------------             -----------
          Net cash provided by (used in) operating activities...........         5,750,979              (1,894,402)
                                                                              ------------             -----------
Cash flows from investing activities:
     Capital expenditures - gas and oil properties......................       (29,818,845)             (3,023,253)
     Capital expenditures - other property and equipment................          (300,724)               (159,679)
     Proceeds from sale of assets.......................................         5,191,847               1,002,540
                                                                              ------------             -----------
        Net cash used in investing activities...........................       (24,927,722)             (2,180,392)
                                                                              ------------             -----------
Cash flows from financing activities:
     Proceeds from issuance of debt.....................................        15,800,000                 182,382
     Repayments of long-term debt.......................................        (8,641,494)               (296,303)
     Preferred stock redeemed...........................................          (859,610)                     --
     Preferred stock dividends paid.....................................          (228,654)                (77,365)
     Net proceeds from issuance of common stock.........................        14,438,318                      --
     Cost of issuing stock..............................................        (1,376,193)                     --
                                                                              ------------             -----------
        Net cash provided by (used in) financing activities.............        19,132,367                (191,286)
                                                                              ------------             -----------
     Net decrease in cash and cash equivalents..........................           (44,376)             (4,266,080)

Cash and cash equivalents at beginning of year..........................           690,576               4,956,656
                                                                              ------------             -----------
Cash and cash equivalents at end of year................................      $    646,200             $   690,576
                                                                              ------------             -----------
                                                                              ------------             -----------
Supplemental disclosure of cash flow information:
     Cash paid for interest.............................................      $    835,186             $   141,356





Supplemental disclosure of non-cash investing and financing activities:
        Acquisition of oil and gas properties...........................       $54,218,750                      --
        Assumption of exploration and other costs.......................         2,380,659                      --
        Assumption of related liabilities...............................         1,000,000                      --
        Issuance of 10,106,722 shares of common stock...................        50,838,091                      --


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

         The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                                        1998              1997
                                                                    ------------      -----------
     BASIC AND DILUTED EARNINGS PER SHARE
        Weighted average common shares outstanding ...............     9,882,227        1,646,311
        Basic and diluted loss per share..........................  $      (2.97)     $     (3.07)
                                                                    ------------      -----------
     EARNINGS FOR BASIC AND DILUTED COMPUTATION
        Net loss..................................................  $(29,321,347)     $(4,953,803)
        Preferred share dividends.................................       (48,136)        (103,153)
                                                                    ------------      -----------
        Net loss to common shareholders (basic and diluted
          loss per share computation).............................  $(29,369,483)     $(5,056,956)
                                                                    ------------      -----------
                                                                    ------------      -----------

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

         The following table summarizes activity under the Company's stock option plans for the years ended December 31, 1998 and 1997.

                                          INCENTIVE            MANAGEMENT        STOCK INCENTIVE        EMPLOYEE OPTION
                                      STOCK OPTION PLAN   INCENTIVE STOCK PLAN  OPTION PLAN 1997           PLAN 1997
                                      -----------------   --------------------  ----------------       -----------------
                                        1998     1997      1998      1997       1998      1997          1998        1997
                                        ----     ----      ----      ----       ----      ----          ----        ----
       Shares available for grant..      ---      ---       ---         ---      ---      1,333       115,892      115,892
       Shares under option at end
          of period................      ---      ---       ---       8,000      ---     20,333        94,001      100,167
       Option price per share......      ---      ---       ---   $12.00-21.00   ---   $8.82-12.75   $3.78-7.68   $3.78-11.28
       Shares exercisable at end
          of period................      ---      ---       ---       8,000      ---      6,778        90,667       90,667
       Sales canceled..............      ---   30,000       ---      10,667      ---     36,667           ---          ---
       Weighted option price.......      ---      ---       ---      $18.12      ---     $10.02         $3.92        $4.20
       Weighted average fair value
          of options granted during
          the year at market price                                                                        ---        $3.30

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

                                                                                   1998                1997
                                                                               ------------        -----------
          Net loss applicable to common stockholders-as reported...........    $(29,369,483)       $(5,056,956)

          Net loss applicable to common stockholders-pro forma.............    $(29,370,094)       $(5,679,620)

          Net loss per common share-as reported............................          $(2.97)            $(3.07)

          Net loss per common share-pro forma..............................          $(2.97)            $(3.42)

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

                                                                                                            LENGTH OF
                                            NUMBER OF                                                     ORIGINAL OPTION
                                          SECURITIES OF                                                   TERM REMAINING
                                           UNDERLYING     MARKET PRICE OF    EXERCISE PRICE                 AT DATE OF
                                          OPTIONS/SARS    STOCK AT TIME OF     AT TIME OF       NEW        REPRICING OR
                                           REPRICED OR      REPRICING OR      REPRICING OR    EXERCISE       AMENDMENT
     NAME                         DATE       AMENDED         AMENDMENT         AMENDMENT        PRICE        (MONTHS)
     ----                        -------  -------------   ----------------   --------------   --------    ----------------
    David W. Berry............   12/3/97      20,000           $5.82             $ 9.72         $3.78            102
       President and             12/3/97       4,000           $5.82             $18.60         $3.78             69
       Chief Executive Officer
    David B. Christofferson...   12/3/97      30,000           $5.82             $10.08         $3.78             62
       Executive Vice            12/3/97       4,000           $5.82             $18.60         $3.78             69
       President, General        12/3/97      16,667           $5.82             $ 8.82         $3.78            102
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

5.       LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                                             DECEMBER 31,
                                                                                       --------------------------
                                                                                          1998           1997
                                                                                       ----------    ------------
Note payable repaid in 1998.......................................................     $                 $274,922
Non-recourse loan, payable out of an 8% ORRI on the Starboard Prospect, interest
   accrued at 15%.................................................................        864,000         864,000
Note payable to bank, interest at 7.49% to 12.5%, payable in monthly
   installments, collateralized by other property and equipment...................          1,236          48,843
Note payable, interest at 12%, payable monthly, is currently due..................        100,000         100,000
Loan with B of A, in two Tranches: Tranche A is a revolving credit facility which terminates October 13, 2000, thereafter converting the unpaid balance into a five year term loan requiring quarterly principle and interest payments; Tranche B is payable in interest only until maturity on April 13,
    2000, at which time payment in full is required. Both loans are at a varied interest rate utilizing either the B of A's Alternative Reference Rate
    (Alternative Reference Rate is the greater of (i) B of A's Reference Rate and (ii) the Federal Funds effective rate plus 0.50%) or the Interbank rate plus 2% for Tranche A and 4% for Tranche B. The loan is secured by a
    mortgage on all properties currently owned by the Company                           7,500,000              --
                                                                                       ----------    ------------
                                                                                        8,465,236       1,287,765
Less current portion..............................................................        101,236         401,085
                                                                                       ----------    ------------
                                                                                       $8,364,000        $886,680
                                                                                       ----------    ------------
                                                                                       ----------    ------------


         Maturities of long-term debt (excluding non-recourse debt, which is solely dependent upon the successful development and future production, if any, of the Starboard Prospect) are as follows:


YEAR                                                                                      AT DECEMBER 31,
                                                                                          ---------------
                                                                                              1998
                                                                                          ---------------
1999....................................................................                     $  101,236
2000....................................................................                      4,412,500
2001....................................................................                        650,000
2002....................................................................                        650,000
2003....................................................................                        650,000

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

  Tangible Net Worth............................ $45,000,000 + 50% of Consolidated Net Income + 100% of net
                                                 proceeds received from sale of any Non-Redeemable Stock
  Current Ratio................................. 1.1:1.0
  Debt to Capitalization........................ 0.5:1.0
  Interest Coverage Ratio ...................... 1.0:1.0 - 4th quarter 1998 and 1st quarter 1999, 3.0:1.0 2nd qtr
                                                 1999  and any consecutive quarters after June 30, 1999


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

         Further, as of December 31, 1998, the Company's current ratio was 0.3128:1 and the Company's interest coverage ratio was (2.1368) to 1, both of which were, therefore, in noncompliance. B of A has waived said noncompliance at December 31, 1998. The Company believes it has improved its current ratio and its interest coverage ratio since December 31, 1998 significantly; however, it does not believe it is likely that it will be in compliance with either of said covenants as of March 31, 1999. B of A has indicated that, in the event the Company is in noncompliance, it will likely waive any such covenants through April 1, 1999. Although the Company believes it can be in compliance with both of these covenants throughout the remainder of 1999, there can be no assurance that it will be in compliance. As a result it is possible that additional waivers may be needed in the future. In the event B of A did not grant such waivers, if needed, the Company would be in noncompliance of the covenants and would seek alternative financing arrangements.

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

6.       INCOME TAXES:

         Deferred tax assets and liabilities are as follows:

                                                                                    AT DECEMBER 31,
                                                                            ---------------------------------
                                                                                 1998               1997
                                                                            ---------------    --------------
Net operating tax loss carryforward..................................        $ 11,633,159        $ 4,332,710
Property and equipment...............................................            (435,246)        (2,936,284)
Valuation allowance..................................................         (11,197,913)        (1,396,426)
                                                                            ---------------    --------------
   Net deferred tax asset (liability)................................                $ ---              $ ---
                                                                            ---------------    --------------


         The Company has recorded a deferred tax valuation allowance since, based on an assessment of all available historical evidence, it is more likely than not that future taxable income will not be sufficient to realize the tax benefit. The Company and its subsidiaries have net operating loss carryforwards ("NOLs") at December 31, 1998, of approximately $33,200,000 which may be used to offset future taxable income. The operating loss carryforwards expire in the tax years 2006 through 2013.

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

         The Company leases office space under lease agreements, which are classified as operating leases. Lease expense under these agreements was $193,515 in 1998 and $112,432 in 1997. A summary of future minimum rentals on these non-cancelable operating leases is as follows:

                                                                          AT DECEMBER 31,
YEAR                                                                           1998
----                                                                      ---------------
1999....................................................................     $252,514
2000....................................................................     $252,514
2001....................................................................     $213,491
2002....................................................................     $135,446
2003....................................................................      $67,723


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

      The Acquisitions have been recorded at their fair value and have been included in the Company's consolidated financial statements from the date of their acquisition. The following unaudited pro forma information presents a summary of condensed consolidated results of operations as if the Acquisitions had occurred on January 1, 1997:

                                                       YEAR ENDED DECEMBER 31,
                                                 -----------------------------------
                                                     1998                   1997
                                                 ------------           ------------
     Revenues ................................   $  1,716,473           $    908,609
     Total costs and expenses ................    (33,325,677)           (12,865,085)
                                                 ------------           ------------
     Net loss ................................   $(31,609,204)          $(11,956,476)
                                                 ------------           ------------
                                                 ------------           ------------
     Basic and diluted loss per share ........   $      (2.33)          $      (1.02)
                                                 ------------           ------------
                                                 ------------           ------------

10.      PROPERTY AND EQUIPMENT

                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                     1998                    1998
                                                                 ------------            -----------
         Gas and oil properties, at cost, successful
              efforts method of accounting:
                  Proved .....................................   $ 14,006,224            $ 1,181,811
                  Unproved, subject to amortization ..........     43,800,198                     --
                  Unproved, not subject to amortization ......     10,835,056              2,054,037
                                                                 ------------            -----------
                     Total gas and oil properties ............     68,641,498              3,235,848
                                                                    1,403,384              1,169,127
                                                                 ------------            -----------
         Other property and equipment ........................     70,044,882              4,404,975

         Less accumulated depletion, depreciation
              and amortization ...............................    (15,517,656)            (1,260,605)
                                                                 ------------            -----------
                                                                 $ 54,527,226            $ 3,144,370
                                                                 ------------            -----------
                                                                 ------------            -----------

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

         FINANCIAL DATA

         The Company's gas and oil producing activities represent substantially all of the business activities of the Company. The following costs include all such costs incurred during each period, except for depreciation and amortization of costs capitalized:

COSTS INCURRED IN GAS AND OIL EXPLORATION AND PRODUCTION ACTIVITIES:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------
                                                                                          1998             1997
                                                                                      -----------      ----------
Acquisition of properties:
   Proved.........................................................................    $       ---      $  765,678
   Unproved.......................................................................     63,511,000         242,205
Exploration costs.................................................................     13,412,133       1,861,432
Development costs.................................................................      7,114,820         153,938
                                                                                      -----------      ----------
      Total costs incurred........................................................    $84,037,952      $3,023,253
                                                                                      -----------      ----------
                                                                                      -----------      ----------

CAPITALIZED COSTS:

                                                                                            AT DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998             1997
                                                                                     ------------      ----------
Proved............................................................................   $ 14,006,244      $1,181,811
Unproved properties, subject to amortization......................................     43,800,198             --
Unproved properties, not subject to amortization..................................     10,835,056       2,054,037
Less accumulated amortization.....................................................    (14,584,784)       (438,044)
                                                                                     ------------      ----------
      Net capitalized costs.......................................................   $ 54,056,714      $2,797,804
                                                                                     ------------      ----------
                                                                                     ------------      ----------

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

                                                                                        CRUDE OIL, CONDENSATE AND
                                                                                           NATURAL GAS LIQUIDS
                                                             NATURAL GAS (MCF)                  (BARRELS)
                                                        ----------------------------      ------------------------
                                                          YEARS ENDED DECEMBER 31,        YEARS ENDED DECEMBER 31,
                                                        ----------------------------      ------------------------
                                                           1998              1997            1998          1997
                                                        ----------        ----------      ---------      ---------
Proved developed and undeveloped reserves:
   Beginning of period.............................      5,500,363         8,901,555        114,399      183,735
   Purchases of minerals-in-place..................            ---               ---            ---          ---
   Sales of minerals-in-place......................            ---          (159,528)           ---       (3,857)
   Revisions of previous estimates.................     (5,284,456)       (3,129,076)       (97,420)     (59,121)
   Extensions, discoveries and other additions.....     12,367,076             8,716         92,094          928
   Production......................................       (653,316)         (121,304)        (8,878)      (7,286)
                                                        ----------        ----------        -------      -------
   End of period...................................     11,929,667         5,500,363        100,195      114,399
                                                        ----------        ----------        -------      -------
                                                        ----------        ----------        -------      -------
Proved developed reserves:
   Beginning of period.............................        521,345           985,524         24,358       46,420
   End of period...................................      6,864,564           521,345         59,085       24,358

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

         The following table sets forth the Company's estimated standardized measure of discounted future net cash flows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------
                                                                                      1998             1997
                                                                                   -----------      -----------
Future cash inflows............................................................    $25,241,119      $15,752,040
Future development and production costs........................................     (8,478,613)      (7,468,887)
Future income tax expenses.....................................................             --         (365,224)
                                                                                   -----------      -----------
Future net cash flows..........................................................     16,762,506        7,917,929
Discount.......................................................................     (4,242,485)      (4,019,429)
                                                                                   -----------      -----------
Standardized measure of discounted future net cash flows.......................    $12,520,021       $3,898,500
                                                                                   -----------      -----------
                                                                                   -----------      -----------

         The following table sets forth changes in the standardized measure of discounted future net cash flows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------
                                                                                     1998             1997
                                                                                   -----------     ------------
Standardized measure of discounted future cash flows-beginning of period.......    $ 3,898,500     $ 16,758,544
Sales of oil and gas produced, net of operating expenses.......................     (1,021,830)        (312,198)
Net changes in sales prices and production costs...............................     (4,459,331)     (10,601,580)
Extensions, discoveries and improved recovery, less related costs..............     13,358,762           30,952
Change in future development costs.............................................      5,135,315         (433,314)
Previously estimated development costs incurred during the year................          2,515          162,610
Revisions of previous quantity estimates.......................................     (1,957,356)      (4,973,603)
Accretion of discount..........................................................        402,566        2,169,632
Net change of income taxes.....................................................        127,157        4,810,619
Sales of minerals-in-place.....................................................              -         (371,728)
Changes in production rates (timing) and other.................................     (2,966,277)      (3,341,614)
                                                                                   -----------     ------------
Standardized measure of discounted future cash flows-end of period.............    $12,520,021     $  3,898,500
                                                                                   -----------     ------------
                                                                                   -----------     ------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the Company's directors and executive officers.

NAME                                                      AGE      POSITION
----                                                      ---      ---------
David W. Berry(1)(4).................................      49      Chairman of the Board
Alex M. Cranberg(1)(2)(5)............................      44      Vice Chairman of the Board
Michael E. Johnson(1)(5).............................      50      Director, President and Chief Executive Officer
Charles J. Smith(1)(4)...............................      72      Director
Alex B. Campbell(3)(4)...............................      41      Director
William D. Dodge, III(2)(6)..........................      46      Director
Jack P. Randall(2)(3)(5).............................      49      Director
Hobart A. Smith(3)(6)................................      62      Director
David B. Christofferson..............................      50      Senior Vice President, Secretary and General Counsel

-----------

(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Compensation Committee.
(4)      Director whose term expires in 1999.
(5)      Director whose term expires in 2000
(6)      Director whose term expires in 2001

         DAVID W. BERRY has served as President of the Company since the incorporation of its predecessor in August 1988 and until May 14, 1998, and has served as Chairman of the Board of Directors since 1991. In 1978, he formed Berry Petroleum Corporation, which was a regional natural gas and oil exploration company. In 1976 he co-founded Vulcan Energy Corporation, a Tulsa, Oklahoma based exploration and production company. Mr. Berry has served as the State Finance Chairman of the Oklahoma State Republican Party, as a Trustee for the Oklahoma Museum of Art and on the United States Senatorial Trust Committee. Mr. Berry is a member of the Texas Independent Producers and Royalty Owners Association.

         ALEX M. CRANBERG has been a director of the Company since May 14, 1998. He has been President of Aspect Management Corporation, the manager of Aspect, since its inception in 1993. He joined Houston Oil and Minerals Corp. in 1977 where he served in various engineering and financial roles. He has managed the oil and gas portfolio of General Atlantic Partners, a private investment firm, since 1981. He is on the Board of Directors of Brigham Exploration, Inc., a public company, and Westport Oil and Gas, Inc., a private exploration and production company active in the Rocky Mountain and Gulf Coast Regions. He received a BS in petroleum engineering from the University of Texas and an MBA from Stanford University.

         MICHAEL E. JOHNSON has been a director, President and Chief Executive Officer of the Company since May 14, 1998. He was President of EPC from 1978 until joining the Company. Mr. Johnson was an operations engineer for Atlantic Richfield Co. from 1971 to 1976 and worked for Tana Oil and Gas before co-founding EPC, where he has managed all exploration activities, coordinated outside technical support and raised capital from industry partners. He received a BS degree in mechanical engineering from the University of Southwestern Louisiana.

         CHARLES J. SMITH has been a director of the Company since May 14, 1998. He has served as Chairman and Chief Executive Officer of EPC since its formation in 1978. Mr. Smith acts as EPC's senior land and administrative officer. He was a practicing attorney specializing in oil and gas law from 1963 to 1987. Before 1963, he was a petroleum landman for Humble Oil and Refining Company. Mr. Smith received a BBA in industrial management from the University of Texas and was admitted to practice law in Texas in 1959 after attending South Texas School of Law and the completion of off-campus studies.

         ALEX B. CAMPBELL has been a director of the Company since May 14, 1998. He has been Vice President of Aspect Management Corporation since August 1996 and is responsible for land and corporate development and legal issues. He served as landman for Grynberg Petroleum and TXO Production Corp. from 1980 to 1984, focusing on the Rocky Mountain Region, then as division landman for Lario Oil & Gas Company from 1984 to 1996, where he was responsible for administration, prospect marketing, contract lease negotiation, exploration permitting, surface owner negotiations and property acquisition negotiation and due diligence. He has a BA in business/pre-law from Colorado State University, and an MBA from Colorado State University.

         WILLIAM D. DODGE, III has been a director of the Company since May 14, 1998. He has been Regional President of Pacific Southwest Bank, Corpus Christi, Texas since 1995. He has been active in banking since 1977, including serving as President of The Bank of Robstown, Texas from 1982 until 1995. He also serves in a number of civic roles, including as Chairman of the Port of Corpus Christi Authority, and serving on the Board of Directors of Columbia Northwest Hospital. Mr. Dodge is a member of the Editorial Review Board SAM Advanced Management Journal at the Texas A&M University-Corpus Christi College of Business. He received a BA degree from the University of Texas at Austin and attended the Southwestern Graduate School of Banking, Southern Methodist University.

         JACK P. RANDALL has been a director of the Company since May 14, 1998. He founded Randall & Dewey, Inc. in 1989 and has served as its President since that time. Randall & Dewey is a Houston, Texas, based transaction advisory firm focusing on oil and gas mergers, acquisitions, divestments, trades and alliances. Before founding Randall & Dewey, he was with Amoco Production Company from 1975 to 1989, where his service included acting as Manager of Acquisitions and Investments. Mr. Randall is a member of the Board of Directors of Crosstimbers Oil Company, the chairman of the Petroleum Engineering Visiting Committee at the University of Texas at Austin, and a member of the Implementation Advisory Committee for the Oil Recovery Center of Excellence at the University of Texas at Austin. He also is a member of the Society for Petroleum Engineers, the American Petroleum Institute and the Independent Petroleum Association of America. He received BS and MS degrees in engineering from the University of Texas.

         HOBART A. SMITH has been a director of the Company since May 14, 1998. He has served as a director of Harken Energy Corporation since 1997 and a consultant to Smith International, Inc. since 1991. From 1987 to 1991, Mr. Smith was Vice President of Customer Relations for Smith International, Inc. From 1965 to 1987, he held numerous positions, including many executive offices with Smith Tool, Inc., a subsidiary of Smith International, Inc. Mr. Smith has more than 30 years of experience in the oil services industry. Mr. Smith received a BA from Claremont McKenna College.

         DAVID B. CHRISTOFFERSON joined the Company in 1989 and served as a director until May 14, 1998. Mr. Christofferson currently is Senior Vice President, Secretary and General Counsel of the Company. He also serves as its Principal Financial Officer. Mr. Christofferson has been active in the natural gas and oil industry for over 20 years. He also served as General Counsel to two independent natural gas and oil companies and to a natural gas marketing company. Mr. Christofferson is a member of the Texas Independent Producers and Royalty Owners Association. He received a BBA in finance and a Juris Doctor from the University of Oklahoma. He also received a Masters of Divinity degree from Phillips University. He is admitted to practice law in Oklahoma.

KEY OFFICERS

         In addition to the directors and executive officers listed above, the following former EPC employees have significant responsibilities with the Company.

         HOWARD E. WILLIAMS, 56, is Vice President and Treasurer. Mr. Williams joined EPC in 1981 and became the Company's Principal Accounting Officer on May 14, 1998. He is responsible for supervising and coordinating all of the Company's accounting activities. Before joining EPC, Mr. Williams practiced public accounting for 17 years with "Big 8," regional and local accounting firms. Mr. Williams is a graduate of Texas A&I University with a BBA in Accounting.

         LINDA D. SCHIBI, 42, is Vice President-Land. Mrs. Schibi joined EPC in 1978 and became the Company's Land

Manager in charge of the day-to-day land operations on May 14, 1998. She coordinates the activities of outside landmen and supervises in-house land department operations. Mrs. Schibi also functions as oil and gas marketing manager with responsibility for the marketing of the Company's operated oil and gas production. She is a Certified Petroleum Landman. She attended Del Mar College.

         DALE W. ALEXANDER, 43, is Vice President-Exploitation. He served EPC as a consultant in the area of reservoir and exploitation engineering from 1991 until May 14, 1998, when he became the Company's Vice President--Exploitation. Mr. Alexander is responsible for determining pre-drill economics, risk weighting drilling projects and coordination of reserve reports. From 1988 to 1991, he was with Kamlock Oil & Gas Company. He was an exploitation/reservoir engineer for EPC from 1983 to 1988. He also has worked for Champlin Petroleum Company, and Union Oil of California. Mr. Alexander has a BS in Petroleum Engineering from the University of Texas.

         MICHAEL E. MOORE, 41, is Vice President-Exploration. Mr. Moore joined EPC in 1982 as a staff geologist and became the Company's Exploration Manager on May 14, 1998. Mr. Moore is responsible for reviewing all outside geological projects as well as supervising the activities of in-house and retainer geological staff. He previously was employed as a field geologist with J.R. Weber, Inc., a consulting firm in Denver, Colorado. He received a BS in Geology from the University of Texas.

         WILLIAM L. JACKSON, 43, is Senior Vice President-Operations. Mr. Jackson joined EPC in 1982 and, on May 14, 1998, became the Company's Chief Engineering Officer responsible for all oil and gas drilling, completion, workover, and production operations. He previously served with Acock Engineering and Mueller Engineering as an on-site petroleum engineering consultant on drilling and workovers for oil and gas wells in the South Texas area. He received a BS in Petroleum Engineering and an MBA from the University of Texas.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Commission. Such officers, directors and 10% shareholders also are required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that they were not required to file a Form 5, the Company believes that, during the fiscal year ended December 31, 1998, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to such individuals.

ITEM 10. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth the total remuneration paid during 1998, 1997 and 1996 to the individuals who served as Chief Executive Officer of the Company during 1998 and the Company's other most highly compensated officers who received compensation in excess of $100,000 during 1998.

                                                                     LONG-TERM COMPENSATION
                                                                     ----------------------
                                    ANNUAL COMPENSATION(1)             AWARDS       PAYOUTS
                                 ----------------------------        ----------------------
                                                                      AWARDS OF      LTIP      ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR      SALARY      BONUS         OPTIONS (2)    PAYOUTS   COMPENSATION
-------------------------------------------------------------        ----------------------   ------------
Michael E. Johnson(3)........    1998      $125,000    ------        ------         ------      ------
   President and
   Chief Executive Officer
David W. Berry(4)............... 1998      $147,079    ------        ------         ------      $264,000(5)
   Chairman of the Board         1997       134,400    ------        32,000(6)     $44,965(7)    ------
                                 1996       124,000    ------        20,000(6)      20,145(7)    ------
David B Christofferson.......... 1998       121.606    ------        ------         ------      $224,000(5)
   Senior Vice President         1997       112,000    ------        58,667(6)     $47,888(8)    ------
   Principal Financial Officer   1996       103,000    ------        16,667(6)      22,469(8)    ------

----------------------------
(1) Does not include perquisites and other personal benefits which are less than either $50,000 or 10% of the total of annual salary and bonus.

(2) Represents the number of shares of Common Stock issuable pursuant to vested and non-vested stock options.

(3)      Mr. Johnson became the Chief Executive Officer of the Company on May
         14, 1998.

(4)      Mr. Berry served as Chief Executive Officer through May 14, 1998.

(5) Upon the closing of the Acquisitions, previously existing incentive agreements and contract settlement agreements with both Mr. Berry and Mr. Christofferson required total payments of $264,000 to Mr. Berry and $224,000 to Mr. Christofferson. These amounts were paid 50% in cash and 50% pursuant to promissory notes due in January of 1999 to each individual. See "Certain Transactions".

(6) In 1997, all stock options previously granted to Mr. Berry and Mr. Christofferson were canceled and new stock options were granted to them pursuant to the Employee Option Plan - 1997 (the "1997 Plan").
         Amounts stated for 1997 include regrants of such canceled options.

(7) In 1997, the Company settled its deferred compensation liability to Mr. Berry for a payment of $80,537. Of this amount, a total of $56,063 had been reported as earned compensation in the years 1993-96, and the balance of $24,474 is reported as earned in 1997.

(8) In 1997, the Company settled its deferred compensation liability to Mr. Christofferson for a payment of $95,170. Of this amount, a total of $72,694 had been reported as earned compensation in the years 1993-96, and the balance of $22,476 is reported as earned in 1997.

OPTION GRANTS OR REPRICINGS

         There were no option grants or repricings made in 1998 to the individuals named in the Summary Compensation Table above.

OPTION EXERCISE AND YEAR-END VALUES

         The following table sets forth certain information as of December 31, 1998 with respect to the unexercised options to purchase Common Stock to the individuals named in the Summary Compensation Table above.
None of such individuals exercised any stock options during 1998.

                                                                                                 VALUE OF UNEXERCISED
                                                      NUMBER OF UNEXERCISED                     IN-THE MONEY-OPTIONS AT
                                                   OPTIONS AT DECEMBER 31, 1998                  DECEMBER 31, 1998 (1)
                                               -----------------------------------------------------------------------------
NAME                                           EXERCISABLE           UNEXERCISABLE       EXERCISABLE         UNEXERCISABLE
----                                           -----------           --------------       -----------         --------------
David W. Berry......................              32,000                ------               -----                ------
David B Christofferson.............               58,667                ------               -----                ------

--------------
(1) Based on the last sale price of the Common Stock on the Nasdaq Small-Cap Market on December 31, 1998 of $1.875.

OPTION PLANS

         Employee Option Plan-1997. The 1997 Plan authorizes the issuance of up to 115,892 options to purchase one share of Common Stock. Options to purchase 94,001 shares are currently outstanding at exercise prices ranging from $3.78 per share to $7.68 per share. There are no other option plans currently in effect.

DIRECTORS' COMPENSATION

         No directors' compensation was paid in 1998. A directors' compensation plan is to be finalized in the second quarter of 1999 which is anticipated to include certain compensation for 1998 services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 26, 1999, with respect to the Common Stock owned by (i) each person known by management to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's Directors and each executive officers who received compensation in 1998 in excess of $100,000; and (iii) all Directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

                                                                 Number of             Percent of
         Name of Beneficial Owner                                Shares (1)           Class (2) (3)
         ------------------------                                ----------           -------------
         Esenjay Petroleum Corporation(4)..............         5,177,761(5)              32.78%
         Aspect Resources LLC(6).......................         4,386,856(7)              27.76%
         David W. Berry(13)............................           162,155(8)               1.03%
         Alex M. Cranberg(6)...........................         4,398,756(9)              27.83%
         Michael E. Johnson(4).........................         5,260,261(10)             33.30%
         Charles J. Smith(4)...........................         5,263,761(10)             33.32%
         Alex B. Campbell(6)...........................            ------                     *
         William D. Dodge, III(13).....................            ------                     *
         Jack P. Randall(13)...........................            ------                     *
         Hobart A. Smith(13)...........................             1,667                     *
         David B Christofferson(13)....................            68,000(11)                 *

         All executive officers and Directors as
           a group (9 persons).........................           412,222(12)              2.60%

----------------------
 * Less than 1%

(1) Includes all shares of Common Stock with respect to which each person, executive officer or Director who directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or to direct voting of such shares or to dispose or to direct the disposition of such shares. Includes shares that may be purchased under stock options exercisable within 60 days.

(2) Based on 15,784,834 shares of Common Stock outstanding at March 26, 1999, plus, for each beneficial owner, those number of shares underlying exercisable options held by each executive officer or Director.

(3) Percent of class for any Stockholder listed is calculated without regard to shares of Common Stock issuable to others upon exercise of outstanding stock options. Any shares a Stockholder is deemed to own by having the right to acquire by exercise of a stock option or warrant are considered to be outstanding solely for the purpose of calculating that Stockholder's ownership percentage.

(4) Address: c/o Esenjay Exploration, Inc., North 500 Water Street, Suite 1100 South, Corpus Christi, Texas 78471.

(5) Includes 12,500 shares of Common Stock issuable upon the exercise of warrants.

(6)      Address:  511 16th Street, Suite 300, Denver, Colorado 80202.

(7) Includes 18,750 shares of Common Stock issuable upon the exercise of warrants.

(8) Includes 32,000 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable.

(9) Includes (i) 11,900 shares of Common Stock owned and (ii) 4,386,856 shares of Common Stock owned by Aspect, which includes 18,750 shares issuable upon the exercise of warrants, as to which Mr. Cranberg disclaims beneficial ownership.

(10) Includes (i) 82,500 shares owned and (ii) 5,165,261 shares of Common Stock owned by EPC, and 12,500 shares of Common Stock issuable upon exercise of currently exercisable warrants held by EPC, as to which Messrs. Johnson and Smith disclaim beneficial ownership.

(11) Includes 58,667 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable.

(12) Includes 90,667 shares issuable pursuant to stock options held by executive officers and Directors that are currently exercisable. Does not include any shares of Common Stock as to which beneficial ownership is disclaimed.

(13) Address: c/o Esenjay Exploration, Inc., 500 Dallas, Suite 2920, Houston, Texas 77002.

COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

         Section 16(a) of the Securities and Exchange Act of 1934 requires that Company's Directors, executive officers and any persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 1998 fiscal year, all filing requirements applicable to its executive officers, Directors and greater than 10% stockholders were compiled on a timely basis.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and Aspect Management Corporation, the manager of Aspect ("Aspect Management"), have entered into a Geotechnical Services Consulting Agreement on May 14, 1998, pursuant to which Aspect Management performs geotechnical services for the Company. The Company and Aspect Management also entered into a Land Service Consulting Agreement on May 14, 1998, pursuant to which Aspect Management provides certain land related services to the Company in connection with certain oil and gas properties to which both parties share an ownership interest. To the extent that Aspect Management pays or advances costs or expenses associated with certain assets on behalf of the Company, and to the extent Aspect Management hires independent contractors, such costs and expenses will be billed to the Company. Under the Geotechnical Consulting Agreement, Aspect Management must obtain the Company's approval to enter into any related contract or agreement that has a cost exceeding $50,000 net to the Company. The Company must pay Aspect Management for services rendered in an amount equal to Aspect's employee costs, overhead costs and general and administrative costs associated with the services rendered thereunder. The agreements terminate on May 14, 2002, unless terminated by either party with 90 days' written notice to the other party.

         Aspect received warrants to purchase 9,375 shares of Common Stock at an exercise price of $3.00 per share in connection with providing financing under a credit facility, and received warrants to purchase an additional 9,375 shares of Common Stock at an exercise price of $3.00 per share in connection with guaranteeing a portion of the indebtedness under another credit facility. In addition, EPC received warrants to purchase an aggregate of 12,500 shares of Common Stock at an exercise price of $3.00 per share in connection with guaranteeing a portion of the indebtedness under the above referenced credit facilities.

         Each of Messrs. Berry and Christofferson (each an "Employee") entered into an Incentive Agreement and a Contract Settlement Agreement, and their employment agreements with the Company were terminated upon the closing of the Acquisitions. Pursuant to the Incentive Agreements and Contract Settlement Agreements, the Company agreed that if the Company closed a significant corporate transaction, and the Employee did not resign as an executive officer before that time, the Company would pay an Incentive Payment of $134,000 to Mr. Berry and $112,000 to Mr. Christofferson, as well as a Contract Settlement Payment of $134,000 to Mr. Berry and $112,000 to Mr. Christofferson, at which time Mr. Berry and Mr. Christofferson would be released from all further obligations to the Company other than contractual confidentiality obligations. Each of the Incentive Payments and the Contract Settlement Payments were in the form of promissory notes bearing interest at the rate of 10% per year payable by the Company to the Employees, with the principal amount being paid at a minimum of $5,000 per month, beginning the first day of the third month after the closing of the significant corporate transaction, and all principal and accrued interest being due and payable upon the earlier of September 30, 1998, or the completion of a public sale of any equity or debt securities of the Company, whichever is earlier. Each of the employees, at their discretion, may defer payment of up to 50% of the principal amount due until January 15, 1999. The Contract Settlement Payments were intended to satisfy the Employees employment contracts. Incentive Payments were intended to compensate the Employees for their services in soliciting, negotiating and closing a significant corporate transaction and not in satisfaction of any prior obligations to the Company. The Incentive Payments were in addition to any other obligations or payments due to the Employees, including the settlement of their previously existing employment contracts. In addition, as an inducement to the Employees to continue to solicit and close a change of control transaction, and regardless of whether such a transaction occurred, all of the stock options previously granted to the employees by the Company were canceled, and the Company issued to each of the employees new stock options pursuant to the Employee Option Plan.

         The Acquisitions constituted a significant corporate transaction pursuant to which the Incentive Payments and Contract Settlement Payments were payable to Mr. Berry and Mr. Christofferson. Pursuant to the Incentive Agreements and Contract Settlement Agreements the Company has paid Mr. Berry and Mr. Christofferson the above described note payments. Mr. Berry and Mr. Christofferson have no further contractual obligations to the Company other than confidentiality obligations and any contractual arrangements they may negotiate with the Company in the future.

         The Company's outstanding advances to employees and affiliates of the Company at December 31, 1998 and 1997 was $963,700 and $105,171, respectively. The December 31, 1998 and 1997 receivables include approximately $47,787 from an affiliated partnership for which the Company serves as the managing general partner. In addition, the December 31, 1998 balance includes a $915,342 receivable from EPC primarily related to joint interest billings to EPC. In addition, amounts payable of $134,400 and $112,000 were due to David W. Berry and David B Christofferson, respectively, in conjunction with the settlement of their prior employment contracts, which amounts were paid in January 1999.

         In addition, at December 31, 1998 the Company had a net account payable to Aspect Resources LLC in the amount of $4,322,548. It has also entered into an agreement to sell to Aspect a 12.5% (of 100%) interest in the Caney Creek Project, a 12% (of 100%) interest in the Gillock Project, and all of the Company's undeveloped property interests in the West Beaumont project area for $2,610,000. Closing is scheduled for the second quarter of 1999. Proceeds from the sale will be used to settle amounts due Aspect. In that Aspect is a related party, closing is subject to receipt of an independent fairness opinion which management believes will be timely obtained.

         Any future transaction between the Company and any of its Directors, officers or owners of five percent or more of the Company's then outstanding Common Stock will be on terms no less favorable than would reasonably be expected from an independent third party, and will be approved by a majority of the Directors who do not have an interest in the proposed transaction and who have had access to the Company's outside legal counsel with respect to such transaction.

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

10(c)    $20,000,000 Amended and Restated Credit Agreement dated as of October
         13, 1998, between Esenjay Exploration, Inc. as the borrower and Bank of America NT&SA as the lender, as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         December 31, 1998 dated April 14, 1999, wherein the same appears as
         Exhibit 10(c).

10(d)    Credit Agreement by and between Esenjay Exploration, Inc. and Duke
         Energy Financial Services, Inc. dated as of January 28, 1999, as currently in effect, as incorporated by reference to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 dated April 14, 1999, wherein the same appears as Exhibit 10(d).


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

-------------------
*Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ESENJAY EXPLORATION, INC.



Date:  April 30, 1999                  By: /s/ Michael E. Johnson
                                           ------------------------------------
                                           Michael E. Johnson, President,
                                           Chief Executive Officer and Director

         Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 30, 1999                  /s/ David B Christofferson
                                       ----------------------------------------
                                       David B Christofferson, Senior Vice
                                       President General Counsel and Chief
                                       Financial Officer


Date:  April 30, 1999                  /s/ Howard E. Williams
                                       ----------------------------------------
                                       Howard E. Williams, Vice President and
                                       Principal Accounting Officer


Date:  April 30, 1999                  /s/ David W. Berry
                                       ----------------------------------------
                                       David W. Berry, Chairman and Director


Date:  April 30, 1999                  /s/ Charles J. Smith
                                       ----------------------------------------
                                       Charles J. Smith, Director


Date:  April 30, 1999                  /s/ Alex M. Cranberg
                                       ----------------------------------------
                                       Alex M. Cranberg, Director


Date:  April 30, 1999                  /s/ Alex B. Campbell
                                       ----------------------------------------
                                       Alex B. Campbell, Director