Form 10QSB
period 1999-03-31
ESENJAY EXPLORATION INC
filed 1999-05-20
CIK 901611

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 (361) 883-7464
                (Issurer's telephone number including area code)


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

         15,784,834 shares as the registrant's common stock were outstanding as of May 12, 1999.

         Transitional Small Business Disclosure Format (Check one):
                                                        Yes [   ]  No [ X ]


-------------------------------------------------------------------------------

                            ESENJAY EXPLORATION, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


                                                                                                           PAGE
                                                                                                           ----
PART  I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements - General Information......................................................3
              Condensed Consolidated Balance Sheets as of March 31, 1999
                      (unaudited) and December 31, 1998.......................................................4
              Condensed Consolidated Statements of Operations for the three months ended
                      March 31, 1999 and 1998 (unaudited).....................................................5
              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)...............................................6
               Notes to Condensed Consolidated Financial Statements (unaudited)...............................7

ITEM 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .............................................................10


PART II.      OTHER INFORMATION..............................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

GENERAL

         The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the results of operations for the first quarter of 1999 and 1998.

         Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and the related notes thereto included in Form 10-KSB and 10KSB/A as filed with the SEC. It is further suggested that all comparative information be considered in the context of certain acquisitions closed on May 14, 1998, which resulted in significant changes to the scope, focus and method of doing business of the Company and may diminish the value of the comparisons when analyzing relevant trends.

                            ESENJAY EXPLORATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       MARCH 31,            DECEMBER 31,
                                                                                         1999                  1998
                                                                                  -------------------     ----------------
                                                                                      (unaudited)
Current assets:
     Cash and cash equivalents..........................................              $    515,092          $    646,200
     Accounts receivable, net of allowance for doubtful
        accounts of $369,136 at March 31, 1999 and
        $348,984 at December 31, 1998...................................                 4,564,250             3,209,633

     Prepaid expenses and other.........................................                 1,269,995               122,422
     Receivables from affiliates........................................                   841,264               963,700
                                                                                  -------------------    -----------------
              Total current assets......................................                 7,190,601             4,941,955

Property and equipment, successful efforts method of accounting.........                72,397,665            70,044,882
Less accumulated depletion, depreciation
     and amortization...................................................               (18,438,002)          (15,517,656)
                                                                                  -------------------     ----------------
                                                                                        53,959,663            54,527,226
Other assets  ..........................................................                   604,433               447,091
                                                                                  -------------------     ----------------
              Total assets..............................................              $ 61,754,697          $ 59,916,272
                                                                                  -------------------     ----------------
                                                                                  -------------------     ----------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       MARCH 31,            DECEMBER 31,
                                                                                         1999                   1998
                                                                                  -----------------       ----------------

Current liabilities:
     Accounts payable...................................................              $  5,531,132          $   8,993,859
     Accounts payable to affiliate, net.................................                 4,281,750              4,322,548
     Revenue distribution payable.......................................                 3,669,924              1,996,091
     Current portion of long-term debt..................................                 1,960,000                101,236
     Accrued and other liabilities......................................                 1,202,387                484,756
                                                                                  -------------------     ----------------
              Total current liabilities.................................                16,645,193             15,898,490

Long-term debt .........................................................                12,640,000              7,500,000
Non-recourse debt ......................................................                   864,000                864,000
Accrued interest on non-recourse debt ..................................                   364,394                331,194
                                                                                  -------------------     ----------------
              Total liabilities ........................................                30,513,587             24,593,684

Stockholders' equity:
     Common stock:
        Class A common stock, $.01 par value; 40,000,000 shares authorized;
        15,784,834 outstanding at March 31,
        1999 and December 31, 1998......................................                   157,849                157,849
     Additional paid-in capital ........................................                77,651,602             77,651,602
     Accumulated deficit................................................               (46,568,341)           (42,486,863)
                                                                                  -------------------     ----------------
              Total stockholders' equity................................                31,241,110             35,322,588
                                                                                  -------------------     ----------------
              Total liabilities and stockholders' equity................              $ 61,754,697          $  59,916,272
                                                                                  -------------------     ----------------
                                                                                  -------------------     ----------------

  The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Three Months Ended March 31,
                                                                             -----------------------------------------
                                                                                    1999                  1998
                                                                             -------------------    ------------------
Revenues:
     Gas and oil revenues................................................        $   964,245          $     48,503
     Realized gain (loss) on commodity transactions......................            190,849               (47,875)
     Unrealized loss on commodity transactions...........................                ---               (51,011)
     Gain on sale of assets..............................................            271,652                 2,875
     Operating fees......................................................             63,734                 6,992
     Other revenues......................................................             20,522                23,930
                                                                             ----------------    ------------------
         Total revenues..................................................          1,511,002               (16,586)
                                                                             ----------------    ------------------
Costs and expenses:
     Lease operating expense.............................................            253,971                69,773
     Production taxes....................................................             63,793                (1,090)
     Transportation and gathering costs..................................                ---                   639
     Depletion, depreciation and amortization............................            619,000                53,568
     Amortization of unproved properties.................................          2,383,000                   ---
     Impairment of oil and gas properties................................                ---                    60
     Exploration costs - geological and geophysical......................            745,458               (12,685)
     Exploration costs - dry hole........................................                ---                 3,500
     Interest expense....................................................            123,286                19,223
     General and administrative expense..................................          1,403,972               459,014
                                                                             ----------------    ------------------
         Total costs and expenses........................................          5,592,480               592,002
                                                                             ----------------    ------------------
Loss before provision for income taxes...................................         (4,081,478)             (608,588)
Benefit (provision) for income taxes.....................................                ---                   ---
                                                                             ----------------    ------------------
Net loss.................................................................         (4,081,478)             (608,588)

Cumulative preferred stock dividend......................................                ---                25,788
                                                                             ----------------    ------------------
Net loss applicable to common stockholders...............................        $(4,081,478)         $   (634,376)
                                                                             ----------------    ------------------
                                                                             ----------------    ------------------
Net loss per common and common equivalent share..........................        $     (0.26)         $      (0.38)(1)
                                                                             ----------------    ------------------
                                                                             ----------------    ------------------
Weighted average number of common shares
         outstanding ( in thousands).....................................             15,785                 1,656(1)
                                                                             ----------------    ------------------
                                                                             ----------------    ------------------

       (1) After giving effect to the 1:6 reverse stock split effected on
                     May 14, 1998.

The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                            ------------------------------------------
                                                                                   1999                   1998
                                                                            -------------------     ------------------
Cash flows from operating activities:
     Net loss......................................................         $    (4,081,478)        $   (608,588)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depletion, depreciation and amortization .....................                 619,000               53,568
     Amortization of unproven property.............................               2,383,000                  ---
     Gain on sale of assets........................................                (271,652)              (2,875)
     Amortization of financing costs and warrants..................                  18,822               21,564
     Unrealized loss on commodity transactions.....................                     ---               51,011
     Exploration costs.............................................                 745,458                3,560
     Changes in operating assets and liabilities:
         Trade and affiliate receivables...........................              (1,232,181)              52,763
         Prepaid expenses and other................................              (1,147,573)             108,254
         Other assets..............................................                (176,164)            (359,188)
         Accounts payable..........................................              (3,503,525)             (86,956)
         Revenue distribution payable..............................               1,673,833                6,194
         Trade and affiliate payables..............................                 750,831                4,171
                                                                            -------------------     ------------------
     Net cash used in operating activities.........................              (4,221,629)            (756,522)
                                                                            -------------------     ------------------

Cash flows used in investing activities:
     Capital expenditures - gas and oil properties.................              (6,618,455)            (403,250)
     Capital expenditures - other property and equipment...........                 (58,307)             (13,328)
     Notes receivable from EPC.....................................                      --           (1,750,000)
                                                                                  3,768,519               15,000
     Proceeds from sale of assets..................................
                                                                            -------------------     ------------------
         Net cash used in investing activities.....................              (2,908,243)          (2,151,578)
                                                                            -------------------     ------------------
Cash flows from financing activities:
     Proceeds from issuance of debt................................               7,000,000            3,000,000
     Repayments of long-term debt..................................                  (1,236)            (593,981)
                                                                            -------------------     ------------------
         Net cash provided by financing activities.................               6,998,764            2,406,019
                                                                            -------------------     ------------------
     Net decrease in cash and cash equivalents.....................                (131,108)            (502,081)
Cash and cash equivalents at beginning of period...................                 646,200              690,576
                                                                            -------------------     ------------------
Cash and cash equivalents at end of period.........................         $       515,092         $    188,495
                                                                            -------------------     ------------------
                                                                            -------------------     ------------------
Supplemental disclosure of cash flow information:
     Cash paid for interest........................................         $       369,156         $     98,325
                                                                            -------------------     ------------------
                                                                            -------------------     ------------------

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

         The Company uses the successful efforts method of accounting for gas and oil exploration and development costs. All costs of acquired wells, productive exploratory wells, and development wells are capitalized and depleted by the unit of production method based upon estimated proved developed reserves. Exploratory dry hole costs, geological and geophysical costs, and lease rentals on non-producing leases are expensed as incurred. Gas and oil leasehold acquisition costs are capitalized. Costs of unproved properties are transferred to proved properties when reserves are proved. Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based on expected future cash flows. Unproved properties are periodically assessed for impairment and, if necessary, a loss is recognized. The Company recognized no impairments for the quarter ended March 31, 1999.

         In addition, the $54,200,000 fair market value assigned to unproven gas and oil exploration projects contributed by Esenjay Petroleum Corporation ("EPC") and Aspect Resources LLC ("Aspect") pursuant to certain acquisitions of undeveloped exploration projects (the "Acquisitions") which closed on May 14, 1998 is, until such time as the book value of each such project is either drilled and transferred to producing properties or is otherwise evaluated as impaired, are being amortized on a straight-line basis over a period not to exceed forty-eight months. For the quarter ended March 31, 1999, such amortization was $2,383,000.

         A summary of all of the Company's significant accounting policies is presented on pages 39 and 40 of its 1998 Form 10KSB/A filed with the SEC. Users of financial information are encouraged to refer to the footnotes contained therein when reviewing interim financial results. There have been no material changes in the accounting policies followed by the Company during 1999.

         The accompanying interim financial statements contain all material adjustments, which are in the opinion of management, consistent with the adjustments necessary to present the fairly stated consolidated financial position, results of operations and cash flows of Esenjay Exploration, Inc. for the interim period. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.      LONG-TERM DEBT:

        Long-term debt consists of the following:


                                                                                        MARCH 31,       DECEMBER 31,
                                                                                          1999             1998
                                                                                          ----             ----
Note payable repaid in 1999.......................................................      $     ---         $   1,236
Non-recourse loan, payable out of an 8% ORRI on the Starboard Prospect, interest
   accrued at 15%.................................................................        864,000           864,000
Note payable, interest at 12%, payable monthly, is currently due..................        100,000           100,000
  Loan with Bank of America NT & SA ("B of A"), in two Tranches: Tranche A is a
    revolving credit facility which terminates October 13, 2000, thereafter converting the unpaid balance into a five year term loan requiring quarterly principle and interest payments; Tranche B is payable as to interest only until maturity on April 13, 2000, at which time payment in full is required. Both loans are at a varied interest rate utilizing either the B of A's Alternative
    Reference Rate (Alternative Reference Rate is the greater of (i) B of A's
    Reference Rate and (ii) the Federal Funds effective rate plus 0.50%) or the
    Interbank rate plus 2% for Tranche A and 4% for Tranche B. The loan is secured
    by a mortgage on all properties currently owned by the Company................      7,500,000         7,500,000
Loan with Duke Energy Field Services, Inc., ("Duke") which provides for up to
    $9,000,000 to the Company for eighteen months.  The commitment reduces by
    $930,000 per quarter for five quarters beginning on May 1, 1999, and reducing to zero on August 1, 2000. The interest rate is prime plus 4%.  The loan is
    secured by a mortgage on all properties currently owned by the company........      7,000,000               ---
                                                                                    --------------     -------------
                                                                                       15,464,000         8,465,236
Less current portion..............................................................      1,960,000           101,236
                                                                                    --------------     -------------
                                                                                     $ 13,504,000       $ 8,364,000
                                                                                    --------------     -------------
                                                                                    --------------     -------------

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

  Tangible Net Worth............................ $45,000,000 + 50% of Consolidated Net Income + 100% of net
                                                 proceeds received from sale of any Non-Redeemable Stock
  Current Ratio................................. 1.1:1.0
  Debt to Capitalization........................ 0.5:1.0
  Interest Coverage Ratio ...................... 1.0:1.0 - 1st quarter 1999; 3.0:1.0-2nd quarter
                                                 1999 and any consecutive quarters after June 30, 1999

         At March 31, 1999 the Company's tangible net worth as calculated pursuant to the Credit Agreement was $31,241,110. B of A has waived noncompliance with this covenant through June 30, 1999. The Company and B of A have been in discussions, both recognizing that the covenant as initially established did not give adequate consideration to the effects of the Company's successful efforts method of accounting on the future book value of its properties, in particular the accounting treatment that the Company has adopted which requires the amortization over a period not to exceed forty-eight months of a substantial portion of the property values recorded pursuant to the Acquisitions. As such, B of A has agreed with the Company in concept to reduce the tangible net worth requirement to an amount not in excess of $25,000,000, subject to approval of B of A's credit committee which is anticipated in the second quarter of 1999. In the event the credit committee does not approve the modification of the covenant, the Company would be in noncompliance of this provision and will seek alternative long-term financing arrangements.

         Further, as of March 31, 1999, the Company's current ratio was
0.6939 and the Company's interest coverage ratio was (0.7006) to 1, both of which were, therefore, in noncompliance. B of A has waived said noncompliance at March 31, 1999. The Company believes it has improved its current ratio and its interest coverage ratio since March 31, 1999 significantly. Although the Company believes it can be in compliance with both of these covenants throughout the remainder of 1999, there can be no assurance that it will be in compliance. As a result it is possible that additional waivers may be needed in the future. In the event B of A did not grant such waivers, if needed, the Company would be in noncompliance of the covenants and would seek alternative financing arrangements.

         The Company has entered into an interest rate swap with B of A guaranteeing a fixed interest rate of 5.37% on the loan, and the Company will pay fees of three-eighths of 1% (.0375%) on the unused portion of the commitment amount. The unrealized loss on the interest rate swap agreement was $1,275 at March 31, 1999. The actual rate for the Company is the fixed rate of 5.37% plus 2% on Tranche A and 4% on Tranche B.

         On January 28, 1999, the Company closed a credit facility with Duke. This facility for Duke to loan up to $9,000,000 to the Company for eighteen months. The Company had drawn $7,000,000 and $7,930,000 on said facility as of March 31, 1999 and May 12, 1999, respectively. The commitment reduces by $930,000 per quarter for five quarters and reduces to zero on August 1, 2000. Principal outstanding cannot exceed the commitment amount at any time. Duke is paid interest at a rate of prime plus 4%. It also received a right to gather and process, at fair market value, gas and condensate from a designated area of interest, and a net revenue interest in certain of the Company's future drilling activities not to exceed 0.49% of the Company's net interest. Proceeds primarily supplement exploration costs.

         On January 28, 1999, the Company, B of A, and Duke entered into an intercreditor agreement which governs the collateral which is used to secure the credit facility with B of A and the credit facility with Duke. Tranche A of the B of A credit facility is secured by a first mortgage on most of the Company's proven properties. Collateral securing amounts outstanding under both the Duke credit facility and Tranche B of the B of A facility is primarily comprised of mortgages taken on a significant proportion of the Exploration Projects of the Company which have not been developed. At such time as drilling is conducted on the Exploration Projects and proven reserves are discovered, the Company has a right to seek increases in the available amount to be drawn under Tranche A of its credit facility with B of A. In the event B of A agrees to increase the amounts available pursuant to Tranche A, then, subject to Duke's consent, security interests in proven reserves would be used as additional primary collateral on Tranche A loans from B of A supporting the borrowing availability increases. The Company's request for an increase in Tranche A availability is pending completion of third party engineering reports on recently drilled wells.

3.       RELATED PARTY TRANSACTIONS

         The Company's outstanding accounts receivable from employees and affiliates of the Company at March 31, 1999 and December 31, 1998 was $841,264 and $963,700, respectively. The March 31, 1999 and December 31, 1998 receivables include approximately $47,787 from an affiliated partnership for which the Company serves as the managing general partner. In addition, the March 31, 1999 balance includes a net $772,486 receivable from EPC primarily related to joint interest billings. In addition, at March 31, 1999 the Company had a net account payable to Aspect in the amount of $4,281,750.

4.       COMMITMENTS AND CONTINGENCIES

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

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 1, 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact of the application of SFAS 133, which when adopted, could have a material effect on its financial position, liquidity or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis reviews Esenjay Exploration, Inc.'s and/or its predecessor Frontier Natural Gas Corporation's operations for the three month periods ended March 31, 1999 and 1998 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

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

         OVERVIEW OF CURRENT ACTIVITIES - SINCE MAY 1998. As a result of the above-described acquisitions, restructuring, and the underwritten offering, the Company believes it is positioned for a period of significant exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation, required several years and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects in 1999 and subsequent years. On Exploration Projects acquired pursuant to the Acquisitions, the Company participated in the drilling of twenty-four wells through December 31, 1998 with working interests which range from 8% to 79%. Out of those twenty-four wells drilled, 13 wells have been completed and 11 were dry holes. Several of the successful wells went into production late in the third quarter of 1998, and in the fourth quarter of 1998. In addition, in the first quarter of 1999, the Company participated in six wells of which 4 were completed, 1 were drilling at March 31, 1999 and is now completed, and 1 was determined dry in April, with costs of $65,278 to be expensed in the second quarter of 1999.
It has also commenced drilling on 2 additional wells in the second quarter of 1999.

         The Company entered 1999 having gone from nominal second quarter 1998 gas and oil revenues of approximately $35,000 per month and large operating cash flow deficits to a company with $385,000 per month in net oil and gas revenues and associated hedging revenues from commodity transactions in the first quarter of 1999. This number is expected to exceed $700,000 per month as first quarter 1999 exploration discoveries come on line and continue to increase as additional wells are drilled. This should allow it to achieve positive operating cash flow (before capital expenditures and changes in working capital) in 1999 and beyond. In addition, the Company has entered into two agreements to sell additional project interests for a total of approximately $3,900,000. The project sales expected to close will result in increased availability of cash resources, and enhance working capital. (See "Liquidity and Capital Resources").

         The Company will look to a variety of sources to fund its continuing capital expenditures budget, including it's new credit facilities and sales of promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects. (see "Liquidity and Capital Resources")

         SUCCESSFUL EFFORTS ACCOUNTING AND RELATED MATTERS. The Company utilizes the successful efforts method of accounting. Under this method it expenses its exploratory dry hole costs and the field acquisition costs of 3-D seismic data as incurred. The undeveloped properties which were acquired pursuant to the Acquisitions, and which were comprised primarily of interests in unproven 3-D seismic based projects, recorded in May of 1998 at an independently estimated fair market value of $54.2 million as determined by Cornerstone Ventures, L.P., a Houston, Texas based investment banking firm. Pursuant to the successful efforts method of accounting, the Company is amortizing such initial costs of unproved properties on a straight-line basis over a period not to exceed forty-eight months, as well as recognizing property specific impairments. Hence significant non-cash charges will likely depress reported earnings of the Company over the next several years, but will not affect cash flows provided by operating activities nor the ultimate realized value of the Company's natural gas and oil properties.

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

         The majority of the Company's technical applications are not date sensitive. Of those applications that are date sensitive, most have recently been, or are currently being, upgraded. However, if such modifications are not adequate or do not operate properly, the Year 2000 issue could have a material impact on the Company. The Company intends to complete the testing of Year 2000 modifications during the third quarter of 1999. The Company has not established a contingency plan but intends to formulate one to address unavoidable risks, including those discussed above. The Company expects to have the contingency plan formulated by mid-1999.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

         All comparative discussions should be considered in the context of the Acquisitions closed on May 14, 1998, which, together with related changes significantly modified the scope, focus and the method of doing business of the Company. As a result, the comparisons may be of more limited value when analyzing relevant trends.

         REVENUE. Total revenues increased 9,210% from ($16,586) for the first quarter of 1998 to $1,511,002 for the first quarter of 1999.

         Total gas and oil revenues increased 1,888% from $48,503 to $964,245. The increase in gas and oil revenue was attributed mainly to revenues from wells placed into production during the third and fourth quarters of 1998. There was an increase in gain on the sale of assets of $268,777 from $2,875 reported for the first quarter of 1998 to $271,652 reported for the first quarter of 1999. This increase was due to the closing of the sale and the implementation of a joint 3-D seismic program with XPLOR Energy SPV-I, Inc. ("XPLOR"). As a result of the increase in operations stemming from both exploratory and developmental drilling, operating fees increased 811.53% from $6,992 for the first quarter of 1998 to $63,734 for the first quarter of 1999. The Company realized a loss from various commodity transactions totaling $47,875 for the first quarter of 1998, these losses were attributed to various transactions in which the Company hedged its future gas delivery obligations as a requirement of its bank loan facility. The Company recognized net gains of $190,849 for the first quarter of 1999, this was due to the Company's average hedge prices exceeding the spot market prices, and its ability to fulfill its hedge commitments. In 1998, the Company also recognized an unrealized loss on commodity transactions due to hedged volumes exceeding actual production volumes. In 1999, production volumes exceed hedged volumes and, as a result, unrealized gains or losses are not recognized. In addition to the foregoing, the Company had other revenues of $20,522 for the first quarter of 1999 as compared to $23,930 for the first quarter of 1998.

         COSTS AND EXPENSES. Total costs and expenses of the Company increased 845% from $592,002 for the first quarter of 1998 compared to $5,592,480 for the first quarter of 1999. The increases primarily relate to the changes in scope, focus and method of doing business, which occurred upon closing of the Acquisitions. As a result, staffing and activity volume increased dramatically. Also the increase in 3-D seismic and other geological and geophysical work was intended to lead to increased, risk-controlled drilling and ultimately increased gas and oil reserves and production. Increasing during the three month ended March 31, 1999 were amortization of gas and oil properties, exploration costs-geological and geophysical, general and administrative costs, depletion, depreciation, and amortization, interest expense, lease operating expenses, and production taxes. Partially offsetting the foregoing increases were decreases in transportation and gathering costs, impairment of oil and gas properties and exploration costs-dry hole.

         AMORTIZATION OF UNPROVED PROPERTIES was $2,383,000 for the first quarter of 1999 (none in 1998). The Company will amortize the undeveloped and unevaluated value of the properties acquired pursuant to the Acquisitions over a period not to exceed forty-eight months. (See "Overview -Successful Efforts Accounting and Related Matters").

         EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL was $745,458 for the first quarter of 1999 and ($12,685) for the first quarter of 1998. These exploration costs reflect the costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's technology enhanced exploration program on the Exploration Projects has required the acquisition and interpretation of substantial quantities of such data and these costs have greatly increased for the first quarter of 1999 as compared with the first quarter of 1998. The Company considers 3-D seismic data a valuable asset; however, its successful efforts accounting method requires such costs to be expensed for accounting purposes. Included in exploration costs are $31,689 in delay rental costs for the first quarter of 1999, as compared to ($12,685) for the first quarter of 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES increased 206% from $459,014 for the first quarter of 1998 as compared to $1,403,972 for the first quarter of 1999. This was primarily attributable to increases in operational expenses incurred after May 14, 1998, the effective date of the Acquisition Agreement with Aspect and EPC, after which time the scope of the Company's activities increased significantly. Approximately $52,243 in first quarter 1999 costs were costs associated with IT systems conversions and implementation.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A") increased
1,056% from $53,568 for the first quarter of 1998 to $619,000 for the first quarter of 1999. The increase to DD&A was primarily attributable to wells placed in production in the third and fourth quarters of 1998. Of the total, $246,483 was associated with one well, the Pipkin, which has a short expected productive life.

         INTEREST EXPENSE increased 541% from $19,223 for the first quarter of 1998 to $123,286 for the first quarter of 1999. The increase in interest expense was primarily attributed to a credit facility with Duke Energy Financial Services, Inc. closed in February 1999 and an increase in borrowings pursuant to its credit facility with Bank of America NT & SA in October, 1998. The Company also capitalized a large portion of its interest associated with its on-going projects, of which capitalized amounts totaled $333,982 for the first quarter of 1999 and $79,102 for the first quarter of 1998.

         PRODUCTION TAXES increased from ($1,090) for the first quarter of 1998 to $63,793 for the first quarter of 1999. The increase in production taxes was attributed to revenues of wells placed in production as a result of the Company's drilling success in the second half of 1998.

         LEASE OPERATING EXPENSE increased 264% from $69,773 for the first quarter of 1998 to $253,971 for the first quarter of 1999. The increase in lease operating expense relates to operational costs for the Company's wells placed in production during the last quarter of 1998. In addition, $149,067 were costs associated with compressor installations, road repairs due to flood damages and other non-recurring expenses.

         TRANSPORTATION AND GATHERING COSTS decreased 100% from $639 for the first quarter of 1998 as compared to none for the first quarter of 1999. The decrease in transportation and gathering cost was entirely attributable to the ceased production of the Company's wells in Mobile Bay.

         IMPAIRMENT OF GAS AND OIL PROPERTIES decreased from $60 in the first quarter of 1998 as compared to none for the first quarter of 1999. The non-cash impairment is reviewed by Management on each individual Exploration Project and results in the periodic expense of the book value of certain projects based upon the belief that they no longer have a realistic potential to realize the book value from such projects in the future. There were no impairments recognized in the first quarter of 1999.

         EXPLORATION COSTS - DRY HOLE decreased 100% from $3,500 for the first quarter of 1998 compared to none for the first quarter of 1999. One well drilled in the first quarter was determined dry in April and will be reflected by a $65,278 dry hole expense recognized in the second quarter.

         NET LOSS PER COMMON SHARE decreased from a net loss of $0.38 per share for the first quarter of 1998 to a net loss of $0.26 per share for the first quarter of 1999. There was an increase in net loss applicable to common stockholders of $3,472,890 from the first quarter of 1998 as compared to the first quarter of 1999, but it was more than offset by the increased number of weighted average common equivalent shares at March 31, 1999, resulting from the Acquisitions which closed May 14, 1998, and the underwritten common stock offering closed July 21, 1998. Approximately 15,785,000 weighted average common equivalent shares were outstanding at March 31, 1999 as compared to approximately 1,656,000 at March 31, 1998.

KNOWN AND ANTICIPATED TRENDS, CONTINGENCIES AND DEVELOPMENTS IMPACTING FUTURE OPERATING RESULTS.

         The Company's future operating results will be substantially dependent upon the success of the Company's efforts to develop the projects acquired in the Acquisitions, as well as its other prospects.

         While management believes said projects represent the most promising prospects in the Company's history, and the wells drilled on projects acquired pursuant to the Acquisitions in 1998 substantially increased the Company's revenues, the capital expenditures planned in 1999 will continue to require substantial outlays of capital to explore, develop and produce. Drilling results of 1998 have in fact resulted in substantial revenue increases. Wells drilled in the fourth quarter of 1998 and first quarter of 1999 are expected to contribute to continued rapid increases in the Company's monthly gas and oil revenues as they come on line in the first and second quarters of 1999. However, because of the Company's expanded 1999 drilling budget capital from sources other than cash flow from operations will continue to be required for funding planned exploration activities. The Company's 1999 budget includes the sales of certain project interests to industry partners, which have not materialized as rapidly as planned. The Company expects said sales to be completed but will delay the drilling of certain wells pending such sales. The Company's drilling program may have to be reduced if the Company does not execute such sales in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has budgeted approximately $24,000,000 to fund its 1999 capital budget which includes the drilling and/or completion of its interest in over 40 wells on the Exploration Projects in 1999. The Company's sources of financing include borrowing capacity under its existing credit facilities, the sale of promoted interests in the Exploration Projects to industry partners and cash provided from operations. The Company's 1999 budget includes the sales of certain project interests to industry partners, which have not materialized as rapidly as planned. The Company expects said sales to be completed but will delay the drilling of certain wells pending such sales. The Company's drilling program may have to be reduced if the Company does not execute such sales in the second quarter of 1999.

         The Company entered 1999 having gone from nominal second quarter 1998 gas and oil production of approximately $35,000 per month and large operating cash flow deficits to a company which averaged over $385,000 per month in oil and gas revenues and realized revenue from hedges on production in the first quarter of 1999, most of which is attributable to wells which commenced production in September and throughout the fourth quarter of 1998. This number is expected to continue to increase. The Company believes net monthly production revenue will exceed $700,000 per month as exploratory discoveries from the first quarter of 1999 come on line. Additional drilling success in 1999 is expected to continue the trend of rapid increases. This should allow it to achieve steadily increasing operating cash flow throughout the year (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandate to be expensed rather than capitalized). In addition, the Company has entered definitive agreements to sell certain project interests to two industry partners for a total of approximately $3,900,000. The resultant availability of cash is expected to enhance working capital. In order to effect its full business plan, capital resources must be supplemented by sales of interests to industry partners.

         The two transactions include a sale to Helmerich & Payne, Inc. ("H&P") and a sale to Aspect, an affiliate. The Company has entered into agreement to sell to H&P all of its undeveloped property interests in the Big Hill/Stowell project area and its interests in a project area called Gill East for $1,300,000. Closing is to occur in May 1999. It has also entered into an agreement to sell to Aspect a 12.5% (of 100%) interest in the Caney Creek Project, a 12% (of 100%) interest in the Gillock Project, and all of the Company's undeveloped property interests in the West Beaumont project area for an aggregate of $2,610,000. Closing is scheduled for May 1999. Proceeds from the sale will be used to settle amounts due Aspect. In that Aspect is a related party, closing was subject to receipt of an independent fairness opinion which management has recently obtained.

         On October 23, 1998, the Company amended and restated its credit agreement dated January 3, 1996 with B of A. The amended agreement is in a total amount of $20,000,000 and provided for an immediate borrowing base of up to $9,000,000. The Company had drawn $7,500,000 pursuant to the B of A loan facility as of March 31, 1999 and May 12, 1999. The loan is in two tranches. Tranche A is a revolving facility with no required principal payments for two years after which it converts into a thirty-six month term loan. Tranche B is payable in interest only until maturity in eighteen months. Both loans are at a varied interest rate utilizing either the B of A's Alternate Reference Rate (Alternate Reference Rate is the greater of (i) B of A's Reference Rate and (ii) the Federal Funds effective rate plus 0.50%) or the London Interbank rate plus 2% for Tranche A and 4% for Tranche B. The remaining funds will be available for future drilling activities of the Company, subject to the approval of the bank. The Tranche A loan is secured by a mortgage on most proven properties currently owned by the Company. In addition, certain mortgages on the Company's exploration project inventory secure Tranche B of the credit facility with B of A as well as the entire credit facility with Duke discussed below. All such shared collateral is governed by an intercreditor agreement between B of A and Duke in which B of A serves as the collateral agent. In addition to the foregoing, B of A received a 2.0% overriding royalty interest, proportionately reduced to the Company's net interest, in the properties classified as proven as of the date of closing and received a five year warrant to purchase 95,000 shares of common stock at a price equal to the average daily closing price of the Company's common stock for the thirty days prior to closing of the credit agreement. The credit agreement does not provide for any additional overriding interests in favor of B of A. Proceeds of the loan primarily supplement working capital and exploration costs. The Company has requested an increase in Tranche A availability based upon its recent drilling successes.

         On January 28, 1999, the Company closed a credit facility with Duke. This facility provides for Duke to loan up to $9,000,000 to the Company for eighteen months. The Company had drawn $7,000,000 and $7,930,000 on said facility as of March 31, 1999 and May 12, 1999, respectively. The commitment reduces by $930,000 per quarter for five quarters and reduces to zero on August 1, 2000. Principal outstanding cannot exceed the commitment amount at any time. Duke is paid interest at a rate of prime plus 4%. It also received a right to gather and process, at fair market value, gas and condensate from a designated area of interest, and a net revenue interest in certain of the Company's future drilling activities not to exceed 0.49% of the Company's net interest. Proceeds primarily supplement exploration costs.

         On January 28, 1999, the Company, B of A, and Duke entered into an intercreditor agreement which governs the collateral which is used to secure the credit facility with B of A and the credit facility with Duke. Tranche A of the B of A credit facility is secured by a first mortgage on most of the Company's proven properties. Collateral securing amounts outstanding under both the Duke credit facility and Tranche B of the B of A facility is primarily comprised of mortgages taken on a significant proportion of the Exploration Projects of the Company which have not been developed. At such time as drilling is conducted on the Exploration Projects and proven reserves are discovered, the Company has a right to seek increases in the available amount to be drawn under Tranche A of its credit facility with B of A. In the event B of A agrees to increase the amounts available pursuant to Tranche A, then, subject to Duke's consent, security interests in proven reserves would be used as additional primary collateral on Tranche A loans from B of A supporting the borrowing availability increases. The Company's request for an increase in Tranche A availability is pending completion of third party engineering reports on recently drilled wells.

         At March 31, 1999 the Company's tangible net worth as calculated pursuant to the Credit Agreement was $31,241,110. B of A has waived noncompliance with this covenant through June 30, 1999. The Company and B of A have been in discussions, both recognizing that the covenant as initially established did not give adequate consideration to the effects of the Company's successful efforts method of accounting on the future book value of its properties, in particular the accounting treatment that the Company has adopted, which requires the amoritization over a period not to exceed forty-eight months of a substantial portion of the property values recorded pursuant to the Acquisitions. As such, B of A has agreed with the Company in concept to reduce the tangible net worth requirement to an amount not in excess of $25,000,000, subject to approval of B of A's credit committee, which is anticipated in the second quarter of 1999. In the event the credit committee does not approve the modification of the covenant, the Company would be in noncompliance of this provision and will seek alternative long-term financing arrangements. The Company expects B of A to approve the modification.

         Further, as of March 31, 1999, the Company's current ratio was
0.6939 and the Company's interest coverage ratio was (0.7006) to 1, both of which were, therefore, in noncompliance. B of A has waived said noncompliance at March 31, 1999. The Company believes it has improved its current ratio and its interest coverage ratio since March 31, 1999 significantly. Although the Company believes it can be in compliance with both of these covenants throughout the remainder of 1999, there can be no assurance that it will be in compliance. As a result it is possible that additional waivers may be needed in the future. In the event B of A did not grant such waivers, if needed, the Company would be in noncompliance of the covenants and would seek alternative financing arrangements.

         The Company will require additional sources of capital to fund its exploration budget over the next 12 months. It anticipates substantial growth of its credit facility with B of A as proven reserves of gas and oil are added by its exploration program. It also plans to continue to sell promoted interests in certain of its Exploration Projects to fund its exploration program over the next 12 months. In the second quarter of 1999, its capital expenditures budget will be significantly dependent upon sales of additional interests in the Exploration Projects. Said sales have not materialized as rapidly as expected and the Company will delay the drilling of certain wells.

         The Company historically has addressed its long-term liquidity needs through the issuance of debt and equity securities, through bank credit and other credit facilities and with cash provided by operating activities. Its major obligations at May 12, 1999, consisted principally of (i) servicing loans under the credit facilities with B of A and with Duke and other loans,
(ii) funding of the Company's exploration activities, and (iii) funding of the day-to-day operating costs.

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

         In order to minimize the pricing risk associated with oil and gas sales, the Company entered into hedging transactions aggregating a twenty-four month period with Bank of America's Financial Engineering and Risk Management Group. The hedging instruments called for the delivery of 4,700 MMBtu per day at prices net to the wellhead which range from $2.07 to $2.14 per MMBtu for the period November 1, 1998 through October 31, 2000.

         WORKING CAPITAL. At March 31, 1999, the Company had a cash balance of $515,092 and a working capital deficit of $9,454,592. In addition to availability of unused portions of its credit facilities with B of A and Duke, pending additional availability from its credit facilities with B of A, the use of which facilities could enhance working capital, the Company has entered into two previously referenced agreements to sell additional project interests for approximately $3,900,000. Such cash resources serve to substantially improve working capital. Gas and oil revenues and associated hedging revenues from commodity transactions from wells which went into production in 1998 are anticipated to generate revenues which will exceed ongoing cash costs of operations (prior to capital expenditures and the cost of new 3-D seismic data acquisitions) in the second quarter of 1999 and beyond.

         Upon the closing of the credit facilities with B of A, the sale of certain promoted interests in exploration projects, and receipt of the Duke credit commitment, the Company increased its exploration activities in the first quarter of 1999. In order to fully implement its 1999 exploration budget while maintaining adequate working capital, the Company will rely upon additional sales of promoted project interests through the summer of 1999. In this regard, it had budgeted sales to industry partners netting approximately $7 to $10 million in net proceeds to the Company during the summer of 1999. Delays in these projected sales will delay certain planned drilling. In the second half of the year, it projects certain increases in its Tranche A facility with B of A. It also expects continued rapid increases in monthly oil and gas revenues due to its exploration successes in the first quarter of 1999. Increased revenues are anticipated to generate significantly increasing cash flow as the year progresses, which cash flow will also further supplement the Company's working capital.

         SUMMARY. The Company believes it is positioned for a period of significant exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation took several years of time and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects throughout 1999. As evidence of this activity the Company has participated in the drilling of twenty-four wells on exploratory projects acquired pursuant to the Acquisition through December 31, 1998, with working interests which range from 8% to 79%. Out of the twenty-four wells drilled, 13 wells were completed and 11 were dry holes. In the first quarter of 1999 through March 31, 1999, the Company participated in the drilling of six wells, of which 4 were completed, 1 was drilling at March 31, 1999 and is now completed, and one was determined dry in April, with cost of $65,278 to be expensed in the second quarter. Since the beginning of the second quarter of 1999, the Company has commenced drilling on 2 wells. The Company's recent drilling results have served to increase its confidence in its anticipated 1999 drilling on the technology enhanced Exploration Projects. The Company believes its monthly net oil and gas revenues will exceed $700,000 per month (at current natural gas one year futures prices) when the recently drilled wells are all on line late in the second quarter. In that overhead is stable, operating cash flow should steadily and substantially increase throughout 1999. Additional exploration success would continue this positive trend. Pending the sale of project interests to industry partners in the second quarter, the Company will, however, delay certain of its drilling activities.

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 1, 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact of the application of SFAS 133, which when adopted, could have a material effect on its financial position, liquidity or results of operations.

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

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On May 12, 1999, the Company announced that on May 11, 1999 it had signed a Plan and Agreement of Merger with 3DX Technologies Inc. ("3DX") which provides for the merger of 3DX into the Company. The Boards of both companies have approved the transaction, and closing of the merger is conditioned upon approval from the shareholders of both companies and satisfaction of certain other conditions set forth in the Plan and Agreement of Merger.

         The terms of the merger provide for 3DX shareholders to receive, at their election, either (i) the issuance of one share of common stock of the Company for 3.25 shares of 3DX common stock; or (ii) the issuance of a new convertible preferred stock of the Company at a ratio of one share of convertible preferred stock for each 2.75 shares of 3DX common stock. The preferred stock is limited to 50% of the total 3DX shares converted and may be redeemed at the Company's sole option during the first twelve months after the merger at $1.925 per share. If not redeemed during the first year, the preferred will automatically convert into one share of common stock of the Company if the average closing price of the common is greater than $1.875 during the twelfth month after closing. If the common is less than $1.875, the preferred holder has the right for one month to "put" the shares to the Company, which will then have the option, at the sole election of the Company, to retire the convertible preferred stock for $1.65 in cash or for common stock with the number of shares of common stock adjusted based upon a formula set out in the merger agreement. Any share of convertible preferred stock not redeemed by the Company or tendered by the holder, as set forth above, by the fourteenth month after the merger will automatically convert into one share of common stock of the Company. The Company currently has 15,784,834 common shares outstanding and 3DX currently has 9,685,761 shares outstanding.

         3DX Technologies Inc. is a Houston-based exploration and production company whose strategic business focus has been the utilization of 3-D seismic imaging and other advanced technologies in the search for natural gas and oil principally in the onshore gulf coast of the United States. As a result of the merger, if consummated, the Company will offer employment to approximately five members of the reservoir engineering and geophysical staff of 3DX, increase its gas and oil reserves, its monthly gas and oil revenues, and expand its ownership of 3D seismic data and projects.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   Exhibits
             (2) Plan and Agreement of Merger of Esenjay Exploration, Inc. and 3DX Technologies Inc. dated as of May 11, 1999.
             (11)    Computation of Earnings Per Common Share
             (27.1)  Financial Data Schedule

       (b)   Reports on Form 8-K
             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                         ESENJAY EXPLORATION, INC.



Date:    May 19, 1999              By:   /s/ Michael E. Johnson
         ------------                    -------------------------------------
                                         MICHAEL E. JOHNSON, President,
                                         Chief Executive Officer and Director

Date:    May 19, 1999              By:   /s/ David B. Christofferson
         ------------                    -------------------------------------
                                         DAVID B. CHRISTOFFERSON,
                                         Senior Vice President, General Counsel,
                                         Principal Financial Officer

Date:    May 19, 1999              By:   /s/ Howard E. Williams
         ------------                    -------------------------------------
                                         HOWARD E. WILLIAMS,
                                         Vice President, Treasurer, and
                                         Principal Accounting Officer