Form 10QSB
period 1999-06-30
ESENJAY EXPLORATION INC
filed 1999-08-17
CIK 901611

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 (361) 883-7464
                 (Issuer's telephone number including area code)



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

     15,823,271 shares as the registrant's common stock were outstanding as of August 10, 1999.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

-------------------------------------------------------------------------------

                          ESENJAY EXPLORATION, INC.
                                 FORM 10-QSB
                     FOR THE QUARTER ENDED JUNE 30, 1999

                                    INDEX

                                                                                                          PAGE
PART  I. FINANCIAL INFORMATION
ITEM 1.       Financial Statements - General Information......................................................3
              Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
                   December 31, 1998..........................................................................4
              Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and 1998 (unaudited)...................................................5
              Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 (unaudited)...................................................6
              Notes to Condensed Consolidated Financial Statements (unaudited)................................7

ITEM 2.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................................................10


PART II.      OTHER INFORMATION..............................................................................21

                        PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

GENERAL

         The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the results of operations for the three and six months ended June 30, 1999 and 1998.

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

                          ESENJAY EXPLORATION, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                                       JUNE 30,            DECEMBER 31,
                                                                                         1999                  1998
                                                                                 -------------------    -----------------
                                                                                    (unaudited)
Current assets:
     Cash and cash equivalents...............................................       $      406,380        $      646,200
     Accounts receivable, net of allowance for doubtful
        accounts  of  $506,148  at June  30,  1999  and
        $348,984 at December 31,                                                         3,517,657             3,209,633
        1998.................................................................
     Prepaid expenses and other..............................................              631,070               122,422
     Receivables from affiliates.............................................              818,693               963,700
                                                                                 -------------------    -----------------
              Total current assets...........................................            5,373,800             4,941,955

Property and equipment, successful efforts method of accounting..............           71,006,470            70,044,882
Less accumulated depletion, depreciation
     and amortization........................................................          (20,100,904)          (15,517,656)
                                                                                 -------------------     ----------------
                                                                                        50,905,566            54,527,226
Other assets  ...............................................................              895,016               447,091
                                                                                 -------------------     ----------------
              Total assets...................................................       $   57,174,382        $   59,916,272
                                                                                 ===================     ================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      JUNE 30,             DECEMBER 31,
                                                                                        1999                   1998
                                                                                 -----------------       ----------------
Current liabilities:
     Accounts payable........................................................       $    7,637,635        $    8,993,859
     Accounts payable to affiliate, net......................................              280,034             4,322,548
     Revenue distribution payable............................................            3,043,412             1,996,091
     Current portion of long-term debt.......................................            8,070,000               101,236
     Accrued and other liabilities...........................................            1,788,122               484,756
                                                                                 -----------------       ----------------
              Total current liabilities......................................           20,819,203            15,898,490

Long-term debt ..............................................................            8,350,000             7,500,000
Non-recourse debt ...........................................................              864,000               864,000
Accrued interest on non-recourse debt .......................................              397,154               331,194
                                                                                 -----------------       ----------------
              Total liabilities .............................................           30,430,357            24,593,684

Stockholders' equity:
     Common stock:
        Class A common stock, $.01 par value; 40,000,000 shares authorized;
        15,790,084 outstanding at June 30,
        1999 and 15,784,834 outstanding December 31, 1998....................              157,902               157,849
     Additional paid-in capital .............................................           77,662,386            77,651,602
     Accumulated deficit.....................................................          (51,076,263)          (42,486,863)
                                                                                 -----------------       ----------------
              Total stockholders' equity.....................................           26,744,025            35,322,588
                                                                                 -------------------     ----------------
              Total liabilities and stockholders' equity.....................       $   57,174,382        $   59,916,272
                                                                                 =================       ================


   The accompanying notes are an integral part of these financial statements.

                          ESENJAY EXPLORATION, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30,
                                                                 1999               1998               1999              1998
                                                            ---------------    ---------------    --------------    ---------------
Revenues:
     Gas and oil revenues............................            $792,861         $106,361           $1,757,106        $154,864
     Realized gain (loss) on commodity transactions..               7,174          (50,687)             198,023         (98,562)
     Unrealized gain on commodity transactions                        -            138,082                  -            87,071
     Gain (loss) on sale of assets...................            (161,020)             553              110,632           3,428
     Operating fees..................................              89,617           92,469              153,351          99,461
     Other revenues..................................               3,915           78,931               24,437         102,861
                                                            ---------------    ---------------    --------------    ---------------
         Total revenues..............................             732,547          365,709            2,243,549         349,123
                                                            ---------------    ---------------    --------------    ---------------

Costs and expenses:
     Lease operating expense.........................             118,617          (15,366)             372,588          54,407
     Production taxes................................              51,441            6,042              115,234           4,952
     Transportation and gathering costs..............                 -                687                  -             1,326
     Depletion, depreciation and amortization........             556,827           84,798            1,175,827         138,366
     Amortization of unproved properties.............           1,975,000              -              4,358,000             -
     Exploration costs - geological and geophysical..             610,029        2,805,868            1,355,487       2,793,183
     Exploration costs - dry hole....................              65,278        1,036,541               65,278       1,040,101
     Interest expense................................             185,153          198,676              308,439         217,899
     General and administrative expense..............           1,678,124        1,260,593            3,082,096       1,719,608
                                                            ---------------    ---------------    --------------    ---------------
         Total costs and expenses....................           5,240,469        5,377,839           10,832,949       5,969,842
Loss before provision for income taxes...............          (4,507,922)      (5,012,130)          (8,589,400)     (5,620,719)
Benefit (provision) for income taxes.................                 -                -                    -               -
Net loss.............................................          (4,507,922)      (5,012,130)          (8,589,400)     (5,620,719)

Cumulative preferred stock dividend..................                 -             22,350                  -            48,138
                                                            ---------------    ---------------    --------------    ---------------
Net loss applicable to common stockholders...........         ($4,507,922)     ($5,034,480)         ($8,589,400)    ($5,668,857)
                                                            ===============    ===============    ==============    ===============
Net loss per common and common equivalent share......              ($0.29)          ($0.73)(1)           ($0.54)         ($1.32)(1)
                                                            ===============    ===============    ==============    ===============
Weighted average number of common shares
         Outstanding (in thousands)..................              15,790            6,876(1)            15,790           4,280(1)
                                                            ===============    ===============    ==============    ===============

(1) After giving effect to the 1:6 reverse stock split effected on May 14, 1998.



   The accompanying notes are an integral part of these financial statements.

                          ESENJAY EXPLORATION, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                            ------------------------------------------
                                                                                   1999                    1998
                                                                            -------------------      -----------------
Cash flows from operating activities:
     Net loss......................................................          $   (8,589,400)         $  (5,620,719)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depletion, depreciation and amortization .....................               1,175,827                138,366
     Amortization of unproven property.............................               4,358,000                  -----
     Gain on sale of assets........................................                (110,632)                (3,428)
     Amortization of financing costs and warrants..................                  37,644                 48,505
     Unrealized loss on commodity transactions.....................                   -----                (87,071)
     Exploration costs.............................................                  65,278              1,040,101
     Changes in operating assets and liabilities:
         Trade and affiliate receivables...........................                (163,017)            (1,171,646)
         Prepaid expenses and other................................                (508,648)              (155,915)
         Other assets..............................................                (485,569)              (730,201)
         Accounts payable..........................................              (1,356,224)             4,017,856
         Accounts payable to affiliates............................              (1,342,514)               456,464
         Revenue distribution payable..............................               1,047,321                 (3,499)
         Accrued and other.........................................               1,369,326                615,941
                                                                            -------------------     ------------------
     Net cash used in operating activities.........................              (4,502,608)            (1,455,246)
                                                                            -------------------     ------------------

Cash flows used in investing activities:
     Capital expenditures - gas and oil properties.................              (8,009,362)            (5,555,970)
     Capital expenditures - other property and equipment...........                (146,838)               (50,236)
     Proceeds from sale of assets..................................               3,589,387                 15,995
                                                                            -------------------     ------------------
         Net cash used in investing activities.....................              (4,566,813)            (5,590,211)
                                                                            -------------------     ------------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                          10,837                  -----
     Proceeds from issuance of debt................................               8,820,000              8,300,000
     Repayments of long-term debt..................................                  (1,236)              (683,871)
     Preferred stock redeemed......................................                   -----               (859,610)
     Preferred stock dividends paid................................                   -----               (228,654)
                                                                            -------------------     ------------------
         Net cash provided by financing activities.................               8,829,601              6,527,865
                                                                            -------------------     ------------------
         Net decrease in cash and cash equivalents.................                (239,820)              (517,592)
Cash and cash equivalents at beginning of period...................                 646,200                690,576
                                                                            -------------------     ------------------
Cash and cash equivalents at end of period.........................          $      406,380          $     172,984
                                                                            ===================     ==================
Supplemental disclosure of cash flow information:
     Cash paid for interest........................................          $      644,643          $     169,321
                                                                            ===================     ==================

Supplemental disclosure of non-cash investing and financing
    activities:
         Sale of oil and gas properties in satisfaction of payable
         to affiliates.............................................         $    2,700,000                   -----
         Acquisition of gas and oil properties.....................                   ----           $  58,864,160
         Proxy Costs...............................................                   ----                 287,173
         Assumption of related liabilities.........................                   ----               8,146,618
         Issuance of 10,106,722 shares of common stock.............                   ----              50,430,370


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

         The Company uses the successful efforts method of accounting for gas and oil exploration and development costs. All costs of acquired wells, productive exploratory wells, and development wells are capitalized and depleted by the unit of production method based upon estimated proved developed reserves. Exploratory dry hole costs, geological and geophysical costs, and lease rentals on non-producing leases are expensed as incurred. Gas and oil leasehold acquisition costs are capitalized. Costs of unproved properties are transferred to proved properties when reserves are proved. Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based on expected future cash flows. Unproved properties are periodically assessed for impairment and, if necessary, a loss is recognized. The Company recognized no impairments for the three and six month periods ended June 30, 1999.

         In addition, the $54,200,000 fair market value assigned to unproven gas and oil exploration projects contributed by Esenjay Petroleum Corporation ("EPC") and Aspect Resources LLC ("Aspect") pursuant to certain acquisitions of undeveloped exploration projects (the "Acquisitions") which closed on May 14, 1998, until such time as the book value of each such project is either drilled and transferred to producing properties or is otherwise evaluated as impaired, are being amortized on a straight-line basis over a period not to exceed forty-eight months. The total remaining net book value of the properties acquired pursuant to the Acquisition, which was not transferred to producing properties and/or amortized, was $22,362,400 and $32,686,300, respectively, at June 30, 1999 and December 31, 1998.

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

2.       LONG-TERM DEBT:

           Long-term debt consists of the following:

                                                                                      JUNE 30,         DECEMBER 31,
                                                                                        1999                1998
                                                                                    -------------     ---------------
Note payable repaid in 1999.......................................................  $         ---     $         1,236
Non-recourse loan, payable out of an 8% ORRI on the Starboard Prospect, interest
   accrued at 15%.................................................................        864,000             864,000
Note payable, interest at 12%, payable monthly, is currently due..................        100,000             100,000
Loan with Bank of America NT&SA ("B of A"), in two Tranches: Tranche A is a
   revolving credit facility which terminates October 13, 2000, thereafter converting the unpaid balance into a five year term loan requiring quarterly principle and interest payments; Tranche B is payable as to interest only until maturity on April 13, 2000, at which time payment in full is required.
   Both loans are at a varied interest rate utilizing either the B of A's
   Alternative Reference Rate (Alternative Reference Rate is the greater of (i)
   B of A's Reference Rate and (ii) the Federal Funds effective rate plus 0.50%)
   or the Interbank rate plus 2% for Tranche A and 4% for Tranche B. The loan
   is secured by a mortgage on all properties currently owned by the Company......      8,250,000           7,500,000
Loan with Duke Energy Field Services, Inc., which provided for up to
    $9,000,000 to the Company for eighteen months pursuant to a decreasing facility.  The commitment reduces by $930,000 per quarter for five quarters beginning on May 1, 1999, and reducing to zero on August 1, 2000.  Total available as of June 30, 1999 was $8,070,000. The interest rate is prime plus
    4%.  The loan is secured by a mortgage on all properties currently owned by
    the Company...................................................................      8,070,000                 ---
                                                                                    --------------    -----------------
                                                                                       17,284,000           8,465,236
Less current portion..............................................................      8,070,000             101,236
                                                                                    --------------    -----------------
                                                                                    $   9,214,000     $     8,364,000
                                                                                    ==============    =================

         On October 13, 1998, the Company amended and restated the credit agreement dated January 3, 1996 with B of A to an amount equal to the lesser of the Collateral Value, or $20,000,000. The amended agreement provided for an immediate borrowing base of up to $9,000,000 ($8,250,000 if the Company did a third party financing in which the third party lender would share in certain collateral of B of A). In conjunction with this financing, B of A received a 2% overriding royalty interest, proportionately reduced to the Company's net interest, in the properties classified proven as of the date of closing and received a five year warrant to purchase 95,000 shares of common stock at a price equal to the average daily closing price of the Company's common stock for the thirty days prior to closing of the credit agreement. Proceeds of the loan primarily supplement working capital. As part of the credit agreement, the Company is subject to certain covenants and restrictions, among which are the limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. In July of 1999 the covenants were amended to decrease the Tangible Net Worth requirement from a minimum of $45,000,000 to a minimum of $25,000,000. The covenants regarding financial condition of Company are as follows:


  Tangible Net Worth............................ $25,000,000 + 50% of Consolidated Net Income + 100% of net
                                                 proceeds received from sale of any Non-Redeemable Stock
  Current Ratio................................. 1.1:1.0
  Debt to Capitalization........................ 0.5:1.0
  Interest Coverage Ratio ...................... 1.0:1.0 -1st quarter 1999; 3.0:1.0 - 2nd quarter 1999 and any consecutive quarters after June 30, 1999

         As of June 30, 1999, the Company's current ratio was 0.4411 and the Company's interest coverage ratio was (2.5790) to 1, both of which were, therefore, in noncompliance. Although the Company brought in significant cash via the sale of project interests in the quarter, its significant capital expenditures in the quarter in the form of drilling costs caused it to be in non-compliance at June 30, 1999. B of A has waived said noncompliance at June 30, 1999. The Company believes it has improved its current ratio and its interest coverage ratio since June 30, 1999 significantly. Although the Company believes it can be in compliance with both of these covenants throughout the remainder of 1999, there can be no assurance that it will be in compliance. As a result it is possible that additional waivers may be needed in the future. In the event B of A did not grant such waivers, if needed, the Company would be in noncompliance of the covenants and would seek alternative financing arrangements.

         The Company has entered into an interest rate swap guaranteeing a fixed interest rate of 5.37% on the loan, and the Company will pay fees of three-eighths of 1% (.0375%) on the unused portion of the commitment amount. The unrealized loss on the interest rate swap agreement was $5,323 at June 30, 1999. The actual rate for the Company is the fixed rate of 5.0% plus 2% on Tranche A and the fixed rate of 5.0% plus 4% on Tranche B of the loans from B of A.

         On January 28, 1999, the Company closed a credit facility with Duke. This facility provided for Duke to loan up to $9,000,000 to the Company for eighteen months. The Company had $8,070,000 outstanding on said facility as of June 30, 1999,which represented the total amount then available. The commitment reduces by $930,000 per quarter until it reduces to zero on August 1, 2000. Principal outstanding cannot exceed the commitment amount at any time. Duke is paid interest at a rate of prime plus 4%. It also received a right to gather and process, at fair market value, gas and condensate from a designated area of interest, and a net revenue interest in certain of the Company's future drilling activities not to exceed 0.49% of the Company's net interest. Proceeds primarily supplement exploration costs.

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

         The terms of the merger provide for 3DX shareholders to receive, at their election, either (i) the issuance of one share of common stock of the Company for 3.25 shares of 3DX common stock; or (ii) the issuance of a new convertible preferred stock of the Company at a ratio of one share of convertible preferred stock for each 2.75 shares of 3DX common stock. The preferred stock is limited to 50% of the total 3DX shares converted and may be redeemed at the Company's sole option during the first twelve months after the merger at $1.925 per share. If not redeemed during the first year, the preferred will automatically convert into one share of common stock of the Company if the average closing price of the common is greater than $1.875 during the twelfth month after closing. If the common is less than $1.875, the preferred holder has the right for one month to "put" the shares to the Company, which will then have the option, at the sole election of the Company, to retire the convertible preferred stock for $1.65 in cash or for common stock with the number of shares of common stock adjusted based upon a formula set out in the merger agreement. Any share of convertible preferred stock not redeemed by the Company or tendered by the holder, as set forth above, by the fourteenth month after the merger will automatically convert into one share of common stock of the Company. The Company currently has 15,823,271 common shares outstanding and 3DX currently has 9,691,761 shares outstanding.

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

3.       RELATED PARTY TRANSACTIONS

         The Company's outstanding accounts receivable from employees and affiliates of the Company at June 30, 1999 and December 31,1998 was $818,693 and $963,700, respectively. The June 30, 1999 and December 31, 1998 receivables include approximately $47,787 from an affiliated partnership for which the Company serves as the managing general partner. In addition, the June 30, 1999 balance includes a net $733,732 receivable from EPC primarily related to joint interest billings. At June 30, 1999 the Company had a remaining net account payable to Aspect in the amount of $280,034. In June 1999, the Company closed a sale to Aspect of 12.5% (of 100%) interest in the Caney Creek Project, a 12% (of 100%) interest in the Gillock Project, and all of the Company's undeveloped interests in the West Beaumont Project area for an aggregate of approximately $2,600,000. Proceeds from the sale were used to help settle amounts due Aspect.

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

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferred of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 137 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact of the application of SFAS 137, which when adopted, could have a material effect on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis reviews Esenjay Exploration, Inc.'s and/or its predecessor Frontier Natural Gas Corporation's operations for the three and six month periods ended June 30, 1999 and 1998 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

OVERVIEW

         OVERVIEW OF HISTORICAL DEVELOPMENTS - INCEPTION THROUGH DECEMBER 31, 1998. In mid-1996, the Company refocused its activities from acquiring gas reserves principally in the Mid-Continent region of the United States to concentrate on exploration and related development drilling projects in Southern Louisiana and along the Gulf Coast region of Alabama, Mississippi and Texas. During 1996 and 1997, the Company's drilling activities, which were based primarily on 2-D seismic data, were largely unsuccessful. This fact, along with an unexpected drop in production from the Company's Mobile Bay area wells, greatly reduced the Company's cash and capital resources.

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

         In connection with the Acquisitions, an affiliate of Enron Corp. exercised an option to exchange $3.8 million of debt Aspect owed to such Enron affiliate for 675,000 shares of the Company's Common Stock that would otherwise have been issued to Aspect in the Acquisitions, at an effective conversion rate of $5.63 per share. As a result of the Acquisitions and this exchange and the secondary public offering effective in July of 1998, EPC, Aspect and the Enron affiliate own approximately 33%, 28% and 4%, respectively, of the Company's Common Stock.

         On July 21, 1998 the Company closed an underwritten offering of 4,000,000 shares of its common stock at a price of $4.00 per share. The net proceeds to the Company were approximately $14,880,000. After the offering the Company had 15,762,723 shares outstanding.

         On Exploration Projects acquired in 1998 pursuant to the Acquisitions, the Company participated in the drilling of twenty-four wells through December 31, 1998 with working interests, which range from 8% to 79%. Out of those twenty-four wells drilled, thirteen wells have been completed and eleven were dry holes. Several of the successful wells went into production late in the third quarter of 1998, and in the fourth quarter of 1998.

         OVERVIEW OF 1999 ACTIVITIES. As a result of the above-described acquisitions, restructuring, and the underwritten offering, the Company believes it is positioned for a period of significant exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation, required several years and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects in 1999 and subsequent years.

         In the first half of 1999, the Company completed a review of each of its operating departments in order to identify areas where it could increase efficiency and/or reduce costs. As a result, it has implemented personnel and procedural changes in the accounting, land and operations departments. These changes increased certain second quarter costs due to consultants fees, employment severance packages, and new systems implementation. However, as a result, the Company expects certain general and administrative cost decreases in the third and fourth quarters and management and operational efficiencies to increase.

         In the first quarter of 1999, the Company participated in six new wells. In the second quarter of 1999, it participated in four additional new wells and since the end of the second quarter, the Company has participated in six additional new wells. Of the total wells drilled in 1999 two were producing as of June 30, 1999, four more are now producing, five are scheduled to commence production upon completion of pipeline connections, two were dry holes and three were drilling. Based upon estimated sustainable flow rates, the 1999 wells are anticipated to increase the Company's net daily production to approximately 600 barrels of oil per day and 14,000,000 cubic feet of natural gas per day.

         The Company entered 1999 having gone from nominal second quarter 1998 gas and oil revenues of approximately $35,000 per month and large operating cash flow deficits to a company which averaged $325,000 per month in net oil and gas revenues and associated hedging revenues from commodity transactions in the first six months of 1999. This number is expected to increase significantly as the wells drilled in 1999 continue to come on line. This should allow the Company to achieve positive operating cash flow (before capital expenditures, and before the costs of acquisition of new 3-D seismic data, and changes in working capital) in the third quarter and beyond. In addition, the Company has closed the sale of additional project interests for a total price of $4,800,000 since June 30, 1999, which sales resulted in increased availability of cash resources and enhanced working capital. (See "Liquidity and Capital Resources").

         The Company will look to a variety of sources to fund its continuing capital expenditures budget, including it's credit facilities and sales of promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects. (see "Liquidity and Capital Resources").

         On May 12, 1999, the Company announced that on May 11, 1999 it had entered into a Plan and Agreement of Merger with 3DX Technologies, Inc. ("3DX") which provides for the merger of 3DX into the Company. The plan is subject to the approval of shareholders of both companies, which shareholders meetings are expected to be held in approximately 25 to 30 days. (See Part II, Item 5 "Other Information").

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

         The majority of the Company's technical applications are not date sensitive. Of those applications that are date sensitive, most have recently been, or are currently being, upgraded. However, if such modifications are not adequate or do not operate properly, the Year 2000 issue could have a material impact on the Company. The Company intends to complete the testing of Year 2000 modifications during the third quarter of 1999. The Company has not established a contingency plan but is formulating one to address unavoidable risks, including those discussed above. The Company expects to have the contingency plan formulated by September 30, 1999.

         The Company's efforts with respect to the Year 2000 issue have been handled internally by management and other Company personnel. Costs of developing and carrying out this initiative are being funded from the Company's operations and have not represented a material expense to the Company. The Company has completed most of its assessment and currently believes that the costs of addressing the Year 2000 issue should not be significant and should not have a material adverse impact on the Company's financial condition.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company during the periods indicated:

                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30              JUNE 30
                                             1999      1998       1999        1998
                                           -------    ------    ---------    ------
PRODUCTION:
     Gas (MMcf)..........................   499.6      35.6      1,026.3      56.2
     Oil and condensate (MBbls)..........    10.4       2.2         13.7       3.4
     Total equivalent (Mmcfe)............   562.1      48.8      1,108.5      76.6
AVERAGE SALES PRICE:
     Gas (per Mcf).......................  $  2.08    $ 2.15    $    1.87    $ 2.21
     Oil and condensate (per Bbl)........  $ 15.87    $12.50    $   13.63    $13.00
AVERAGE EXPENSES (PER MCFE):
     Lease operating(1)..................  $  0.21    $(0.31)   $    0.34    $ 0.71
     Depletion of oil and gas properties:  $  0.99    $ 1.74    $    1.06    $ 1.81

(1) Includes all direct expenses of operating the Company's properties, as well as production and ad valorem taxes.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

         All comparative discussions should be considered in the context of the Acquisitions closed on May 14, 1998, which, together with related changes significantly modified the scope, focus and the method of doing business of the Company. As a result, the comparisons may be of more limited value when analyzing relevant trends.

         REVENUE. Total revenues increased 100.31% from $365,709 for the quarter ended June 30, 1998 to $732,547 for the quarter ended June 30, 1999. This is primarily attributed to factors described below.

         Total gas and oil revenues increased 645.44% from $106,361 to $792,861. The increase was attributed mainly to revenues from wells placed in production in late 1998 and early 1999. The Company realized a loss from various commodity transactions totaling $50,687 for the second quarter of 1998. These loses were attributed to various transactions in which the Company hedged future gas delivery obligations as a requirement of its bank loan facility. The Company recognized net gains of $7,174 for the second quarter of 1999. This was due to average hedging prices received by the Company exceeding the spot market prices during the period.
The Company accrued unrealized gains on commodity transactions of $138,082 for the quarter ended June 30, 1998. In 1999, production volumes have exceeded hedged volumes and, as a result, unrealized gains or losses are not realized. Operating fees decreased slightly from $92,469 for the quarter ended June 30, 1998 to $89,617 for the same period June 30, 1999. There was a decrease in gain (loss) on sale of assets of $161,573 from $553 for the quarter ended June 30, 1998 to a recorded loss of $161,020 reported for the same period ending June 30, 1999. This decrease was due to recorded losses on various property sales. Other revenues decreased from $78,931 for the quarter ended June 30, 1998 to $3,915 for the quarter ended June 30, 1999. This was largely attributed to reduced interest income from trade and affiliate receivables.

         COSTS AND EXPENSES. Total costs and expenses of the Company decreased 2.55% from $5,377,839 for the quarter ended June 30, 1998 to $5,240,469 for the same period ending June 30, 1999. This decrease in costs and expenses was attributed to a combination of expenditures relating to staffing, activity volumes, departmental reorganization and systems. Increases in lease operations expense, production taxes, depletion, depreciation and amortization and general and administrative costs were partially offset by reductions in transportation and gathering costs, exploration costs, geological and geophysical, exploration costs, dry hole costs and interest expense.

         LEASE OPERATING EXPENSE increased 871.94% from ($15,366) for the second quarter of 1998 to $118,617 for the second quarter of 1999. The increase in lease operating costs was attributed to operational costs for the Company's wells placed into production in late 1998 and early 1999.

         PRODUCTION TAXES increased 751.39% from $6,042 for the second quarter of 1998 to $51,441 for the second quarter of 1999. The increase in production taxes was attributed to revenues of wells placed in production in late 1998 and early 1999.

         TRANSPORTATION AND GATHERING COSTS decreased 100% from $687 for the second quarter of 1998 as compared to none for the second quarter of 1999. The decrease in transportation and gathering costs was entirely attributed to the ceased production of the Company's well in Mobile Bay.

         DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") increased 556.65% from $84,798 for the second quarter of 1998 to $556,827 for the second quarter of 1999. The increase to DD&A was attributed to wells placed in production in late 1998 and early 1999. Of the total, $157,810 was associated with wells placed in production during the second quarter of 1999.

         AMORTIZATION OF UNPROVED PROPERTIES was $1,975,000 for the second quarter of 1999 (none in 1998). The Company will amortize the undeveloped and unevaluated value of the properties acquired pursuant to the Acquisitions over a period not to exceed forty-eight months. (See "Overview - Successful Efforts Accounting and Related Matters").

         EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL was $610,029 for the second quarter of 1999 and $2,805,868 for the second quarter of 1998. These exploration costs reflect costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's technology enhanced exploration program on the Exploration Projects has required the acquisition and interpretations of substantial quantities of such data. The Company considers 3-D seismic data a valuable asset; however, its successful efforts accounting method requires such costs to be expensed for accounting purposes. Also included in exploration costs - geological and geophysical are $39,320 in delay rental costs for the second quarter of 1999, as compared to $17,768 for the first quarter of 1998.

         EXPLORATION COSTS - DRY HOLE decreased 93.7% from $1,036,541 for the second quarter of 1998 to $65,278 for the second quarter of 1999.

         INTEREST EXPENSE decreased 6.81% from $198,676 for the second quarter of 1998 to $185,153 for the same period 1999 due to increased loans outstanding. The Company capitalized a large portion of its interest associated with its on-going projects, of which capitalized amounts totaled $240,137 for the second quarter of 1999 and $82,117 for the second quarter of 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES increased 33.12% from $1,260,593 for the second quarter of 1998 to $1,678,124 for the second quarter of 1999. This was primarily attributable to increases in operational expenses incurred after May 14, 1998, the effective date of the Asset Acquisition Agreement between Aspect and EPC, after which time the scope of the Company's activities increased significantly. Approximately $227,511 in the second quarter of 1999 were costs associated with the Company's departmental reorganization, information systems conversions and implementation, which will primarily be non-recurring charges.

         NET LOSS PER COMMON SHARE decreased from a net loss of $0.73 per share for the second quarter of 1998 to a net loss of $0.29 per share for the second quarter of 1999. Due to the factors enumerated above, there was a decrease in net loss applicable to common stockholders of $504,208 from the second quarter of 1998 as compared to the second quarter of 1999. Approximately 15,790,000 weighted average common equivalent shares were outstanding at June 30, 1999 as compared with approximately 6,876,000 at June 30, 1998, which further influenced the decrease in net loss per share in 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTH ENDED JUNE 30, 1998

         All comparative discussions should be considered in the context of the Acquisitions closed on May 14, 1998 which, together with related changes, significantly modified the scope, focus, and method of doing business of the Company. As a result, the comparisons may be of more limited value when analyzing relevant trends.

         REVENUE. Total revenues increased 542.62% from $349,123 for the six months ended June 30, 1998 to $2,243,549 for the six months ended June 30, 1999, due to the factors listed below.

         Total gas and oil revenues increased 1034.61% from $154,864 for the six months ended June 30, 1998 to $1,757,106 for the six months ended June 30, 1999. The increase in gas and oil revenues was attributed to wells placed in production late 1998 and early 1999. There was an increase in gain on sale of assets of $107,204 from $3,428 for the six months ended June 30, 1998 to $110,632 for the six months ended June 30, 1999. The increase was due to the closing of various project interest sales to third parties, which resulted in an aggregate loss for the period. Increases in operations from both exploratory and developmental drilling have resulted in the increase of operating fees of 54.18% from $99,461 for the six months ended June 30, 1998 to $153,351 for the six months ended June 30, 1999. The Company realized a loss from various commodity transactions of $98,562 for the six months ended June 30, 1998. These losses were attributed to various transactions in which the Company hedged future gas delivery obligations as a requirement of its bank loan facility. The Company recognized net gains of $198,023 for the six months ended June 30, 1999. This was due to the Company's average hedge prices exceeding the spot market prices during the period. The Company recognized an unrealized gain on commodity transactions for the six months ended June 30, 1998 of $87,071 as compared to none for the six months ended June 30, 1999. This was due to the fact that 1999 oil and gas production volumes were greater than hedge volumes and as a result the Company no longer recognizes unrealized gains or losses in its hedge accounts. In addition to the foregoing, the Company had other revenues of $102,861 for the six months ended June 30, 1998 as compared to $24,437 for the six months ended June 30, 1999. This decrease was primarily attributed to the reduction of interest income from trade and affiliate receivables of $60,861.

         COSTS AND EXPENSES. Total costs and expenses of the Company increased 81.46% from $5,969,842 for the six months ended June 30, 1998 to $10,832,949 for the six months ended June 30, 1999. The increases primarily relate to changes in scope, focus and method of doing business, which occurred upon closing of the Acquisition Agreement among the Company, EPC and Aspect. As a result, staffing, departmental reorganization and activity volumes increased dramatically. The increase in 3-D seismic, geological and geophysical work was intended to lead to increased risk controlled drilling and ultimately increased gas and oil revenues and production. The increase in costs and expenses was primarily attributable to a combination of increases in amortization of unproved properties, general and administrative costs, depletion, depreciation and amortization, lease operation expenses, interest expense and production taxes. Partially offsetting the foregoing increases were decreases in exploration costs - geological and geophysical, exploration costs - dry hole and transportation and gathering costs.

         AMORTIZATION OF UNPROVED PROPERTIES was $4,358,000 for the six months ended June 30, 1999 (none in 1998). The Company will amortize the undeveloped and unevaluated value of the properties acquired pursuant to the

Acquisition over a period not to exceed forty-eight months. (See "Overview - Successful Efforts Accounting and Related Matters").

         GENERAL AND ADMINISTRATIVE EXPENSES increased 79.23% from $1,719,608 for the six months ended June 30, 1998 to $3,082,096 for the six months ended June 30, 1999. This was primarily due to increases in operational expenses incurred after May 14, 1998, the effective date of the Acquisition Agreement with Aspect and EPC. After such time the scope of the Company's activities increased significantly. Approximately $261,323 in the six months ended June 30, 1999 costs were associated with departmental reorganization, information systems conversions and implementation.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A") increased 749.79% from $138,366 for the six months ended June 30, 1998 to $1,175,827 for the six months ended June 30, 1999. The increase in DD&A was primarily attributed to wells placed in production during late 1998 and early 1999.

         LEASE OPERATING EXPENSES increased 584.82% from $54,407 for the six months ended June 30, 1998 to $372,588 for the six months ended June 30, 1999. The increase in lease operating expenses relates primarily to operational cost for the Company's wells placed in production during late 1998 and early 1999. In addition, the Company incurred $149,067 of costs associated with compressor installations, and road repairs.

         INTEREST EXPENSE increased 41.55% from $217,899 for the six months ended June 30, 1998 to $308,439 for the six months ended June 30, 1999. The increase in interest expense was attributable to a credit facility with Duke Energy Financial Services, Inc. closed in February 1999 and an increase in borrowings pursuant to its credit facility with Bank of America NT&SA in October 1998. The Company capitalizes a large portion of its interest associated with on-going projects, of which capitalized amounts totaled $574,119 for the six months ended June 30, 1999 and $161,219 for the six months ended June 30, 1998.

         PRODUCTION TAXES increased 2,227.02% for $4,952 for the six months ended June 30, 1998 to $115,234 for the six months ended June 30, 1999. This increase in production taxes was attributed to revenues of wells placed in production late 1998 and early 1999.

         EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL decreased 51.47% from $2,793,183 for the six months ended June 30, 1998 to $1,355,487 for the six months ended June 30, 1999. The decrease resulted from a decreased volume of new 3-D data acquisitions primarily in the second quarter of 1999. These exploration costs reflect costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's technology enhanced exploration program on the Exploration Projects has required the acquisition and interpretations of substantial quantities of such data. The Company considers 3-D seismic data a valuable asset; however, its successful efforts accounting method requires such costs to be expensed for accounting purposes. Included in exploration costs at $71,009 is delay rental costs for the six months ended June 30, 1999, as compared to $17,765 for the six months ended June 30, 1998.

         The cash flow statement does not permit expenditures for geological and geophysical costs to be included as an oil and gas investing activity or as an add back to operating activities. The cash flow provided by/(used in) operating activities would have been ($2,147,121) and $1,337,937 for the six months ended June 30, 1999 and 1998, respectively, if the geological and geophysical add back were permitted. The cash flow used in investing activities would have been $6,922,300 and $8,383,394 for the six months ended June 30, 1999 and 1998, respectively, if the geological and geophysical costs were permitted to be included.

         EXPLORATION COSTS - DRY HOLE decreased 93.72% from $1,040,101 for the six months ended June 30, 1998 to $65,278 for the six months ended June 30, 1999. The reduction can be attributed to the Company's high percentage of drilling success from late 1998 continuing through early 1999.

         TRANSPORTATION AND GATHERING COSTS decreased 100% from $1,326 for the six months ended June 30, 1998 as compared to none for the six months ended June 30, 1999. The decrease in transportation and gathering costs was entirely attributed to ceased production of the Company's wells in Mobile Bay.

         NET LOSS PER COMMON SHARE decreased from a net loss of $1.32 per share for the second quarter of 1998 to a net loss of $0.54 per share for the second quarter of 1999. Due to the factors discussed above, there was a decrease in net loss applicable to common stockholders of $2,968,681 from the second quarter of 1998 as compared to the second quarter of 1999. Approximately 15,790,000 weighted average common equivalent shares were outstanding at June 30, 1999 as compared with approximately 4,280,000 at June 30, 1998, which further influenced the decrease in net loss per share in 1999.

KNOWN AND ANTICIPATED TRENDS, CONTINGENCIES AND DEVELOPMENTS IMPACTING FUTURE OPERATING RESULTS.

         The Company's future operating results will continue to be substantially dependent upon the success of the Company's efforts to develop the projects acquired in the Acquisitions, as well as its other prospects.

         While management believes said projects represent the most promising prospects in the Company's history, and the wells drilled on projects acquired pursuant to the Acquisitions in 1998 and 1999 continue to substantially increase the Company's revenues, the capital expenditures planned in the remainder of 1999 and into 2000 will continue to require substantial outlays of capital to explore, develop and produce. Drilling results for 1998 have in fact resulted in substantial revenue increases. Drilling results in the first seven months of 1999 should result in rapidly expanding revenues throughout the remainder of 1999 as the wells come on line. The Company anticipates certain general and administrative cost decreases in the third and fourth quarters due to personnel and systems changes being implemented which are intended to increase efficiency and/or reduce costs. In the event it completes the acquisition of 3DX Technologies, Inc., certain of the planned savings would be offset by staff additions pursuant to the merger, but which cost additions would be more than offset by revenue increases from producing properties acquired in the merger. However, because of the Company's expanded 1999 drilling budget, capital from sources other than cash flow from operations will continue to be required for funding planned exploration activities. The Company's 1999 budget continues to include the sales of certain project interests to industry partners, which have not materialized in the first half of 1999 as rapidly as planned. The
Company's drilling program may have to be reduced if the Company does not execute such sales in the third and fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company incurred approximately $11,000,000 in drilling, completion, land and seismic costs net to its account in the first six months of 1999. It has currently budgeted in excess of $10,000,000 in such costs in the third and fourth quarters of 1999, and plans similar budgets for the first half of 2000. These budgeted amounts are based upon exploration opportunities and will be adjusted based upon available capital. The
Company's sources of financing include borrowing capacity under its existing credit facilities, the sale of promoted interests in the Exploration Projects to industry partners and cash provided from operations. The Company's budget includes the sales of certain project interests to industry partners, which did not materialize as rapidly as planned in the first half of 1999. The Company expects said sales will continue to be consummated but has delayed the drilling of certain wells pending such sales. The Company's drilling program may have to be reduced if the Company does not execute such sales in the third quarter of 1999.

         The Company entered 1999 having gone from nominal second quarter 1998 gas and oil production of approximately $35,000 per month and large operating cash flow deficits to a company which averaged $325,000 per month in oil and gas revenues and realized revenue from hedges on production in the first half of 1999, most of which is attributable to wells which commenced production in September and throughout the fourth quarter of 1998. Gas and oil production is expected to increase as new gas and oil production from wells drilled in 1999 continue to come on line. Of the total wells drilled in 1999 two were producing as of June 30, 1999, four more are now producing, five are scheduled to commence production upon completion of pipeline connections, two were dry holes and three were drilling. Based upon estimated sustainable flow rates, the 1999 wells are anticipated to increase the Company's net daily production to approximately 600 barrels of oil per day and 14,000,000 cubic feet of natural gas per day. This represents an increase from the 150 barrels of oil per day and 4,250,000 cubic feet of natural gas per day being produced at the end of the second quarter of 1999. Additional drilling success in 1999 is expected to continue the trend of rapid increases. This should allow the Company to achieve steadily increasing operating cash flow throughout the year (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandate to be expensed rather than capitalized).

         In the quarter ended June 30, 1999, the Company closed two significant sales of project interests for a total of approximately $3,900,000 and contracted for a third sale for $4,800,000, which closed in early August. The two transactions which closed in the second quarter include a sale to Helmerich & Payne, Inc. ("H&P") and a sale to Aspect. The Company closed a sale to H&P of its undeveloped property interests in the Big Hill/Stowell project area and its interests in a project area called Gill East for $1,300,000. It has also closed a sale to Aspect of a 12.5% (of 100%) interest in the Caney Creek Project, a 12% (of 100%) interest in the Gillock Project, and all of the Company's undeveloped property interests in the West Beaumont project area for an aggregate of approximately $2,700,000. Proceeds from the sale were used to help settle amounts due Aspect. In that Aspect is a related party, closing was subject to receipt of an independent fairness opinion which management obtained. The third sale, which was closed in the third quarter and therefore not reflected on the June 30, 1999 financial statements, was a sale to H&P of (i) a 20.8% interest in the Lovells Lake Project, a project in which the Company retains a 12.5% interest, and (ii) the Company's entire 33.3% interest in the Bauer Ranch Project, and (iii) the Company's interest in deep rights in the Gillock Project. In the Gillock Project, the deep rights sold were those rights below the Nodosaria sands, and the Company retained its rights in prospects at and above the Nodosaria sands. H&P also acquired rights from the Company in three areas not yet evaluated by the Company with 3-D seismic data.

         On October 23, 1998, the Company amended and restated its credit agreement dated January 3, 1996 with B of A. The amended agreement is in a total amount of $20,000,000 and provided for an immediate borrowing base of up to $9,000,000. The Company had drawn $8,250,000 pursuant to the B of A loan facility as of June 30, 1999 and August 10, 1999. The loan is in two tranches. Tranche A is a revolving facility with no required principal payments for two years after which it converts into a thirty-six month term loan. Tranche B is payable in interest only until maturity in eighteen months. Both loans are at a varied interest rate utilizing either the B of A's Alternate Reference Rate (Alternate Reference Rate is the greater of (i) B of A's Reference Rate and (ii) the Federal Funds effective rate plus 0.50%) or the London Interbank rate plus 2% for Tranche A and 4% for Tranche B. All undrawn funds will be available for future drilling activities of the Company, subject to the approval of the bank. The Tranche A loan is secured by a mortgage on most proven properties currently owned by the Company. In addition, certain mortgages on the Company's exploration project inventory secure Tranche B of the credit facility with B of A as well as the entire credit facility with Duke discussed below. All such shared collateral is governed by an intercreditor agreement between B of A and Duke in which B of A serves as the collateral agent. In addition to the foregoing, B of A received a 2.0% overriding royalty interest, proportionately reduced to the Company's net interest, in the properties classified as proven as of the date of closing and received a five year warrant to purchase 95,000 shares of common stock at a price equal to the average daily closing price of the Company's common stock for the thirty days prior to closing of the credit agreement. The credit agreement does not provide for any additional overriding interests in favor of B of A. Proceeds of the loan primarily supplement working capital and exploration costs. The Company expects further increases as recently drilled wells are engineered and come on line.

         On January 28, 1999, the Company closed a credit facility with Duke. This facility provided for Duke to loan up to $9,000,000 to the Company for eighteen months pursuant to a decreasing facility. The commitment reduces by $930,000 per quarter and reduces to zero on August 1, 2000. The Company has fully drawn the facility and has $8,070,000 and $7,140,000 on said facility outstanding as of June 30, 1999 and August 10, 1999, respectively. Principal outstanding cannot exceed the commitment amount at any time. Duke is paid interest at a rate of prime plus 4%. It also received a right to gather and process, at fair market value, gas and condensate from a designated area of interest, and a net revenue interest in certain of the Company's future drilling activities not to exceed 0.49% of the Company's net interest. Proceeds primarily supplement exploration costs.

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

         At June 30, 1999 the Company's tangible net worth as calculated pursuant to the B of A Credit Agreement was $26,744,025. Recognizing that the covenant as initially established did not give adequate consideration to the effects of the Company's successful efforts method of accounting on the future book value of its properties, in particular the accounting treatment that the Company has adopted, which requires the amortization over a period not to exceed forty-eight months of a substantial portion of the property values recorded pursuant to the Acquisitions, B of A and the Company have amended the credit agreement to reduce the tangible net worth requirement to $25,000,000. Further, as of June 30, 1999, the Company's current ratio was 0.4411 and the Company's interest coverage ratio was (2.5790) to 1, both of which were, therefore, in noncompliance. B of A has waived said noncompliance at June 30, 1999. The Company believes it has improved its current ratio and its interest coverage ratio since June 30, 1999 significantly. Although the Company believes it can be in compliance with both of these covenants throughout the remainder of 1999, there can be no assurance that it will be in compliance. As a result it is possible that additional waivers may be needed in the future. In the event B of A did not grant such waivers, if needed, the Company would be in noncompliance of the covenants and would seek alternative financing arrangements.

         The Company will require additional sources of capital to fund its exploration budget over the remainder of 1999 and the first half of 2000. It anticipates substantial growth of its credit facility with B of A as proven reserves of gas and oil are added by its exploration program. It also plans to continue to sell promoted interests in certain of its Exploration Projects to fund its exploration program over the next 12 months. In the second half of 1999, its capital expenditures budget will be significantly dependent upon sales of additional interests in the Exploration Projects. Said sales have not materialized as rapidly as expected and the Company will delay the drilling of certain wells.

         The Company historically has addressed its long-term liquidity needs through the issuance of debt and equity securities, through bank credit and other credit facilities and with cash provided by operating activities. Its major obligations at August 10, 1999, consisted principally of (i) servicing loans under the credit facilities with B of A and with Duke and other loans,
(ii) funding of the Company's exploration activities, and (iii) funding of the day-to-day operating costs.

         Many of the factors that may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of financing and its operational results. The Company continues to examine alternative sources of long-term capital, including the acquisition of a company with producing properties for common stock or other equity securities, including bank borrowings, the issuance of debt instruments, the sale of common stock or other equity securities, the issuance of net profits interests, sales of promoted interests in its Exploration Projects, and various forms of joint venture financing. In addition, the prices the Company receives for its future oil and natural gas production and the level of the Company's production will have a significant impact on future operating cash flows.

         In order to minimize the pricing risk associated with oil and gas sales, the Company entered into hedging transactions aggregating a twenty-four month period with Bank of America's Financial Engineering and Risk Management Group. The hedging instruments called for the delivery of 4,700 MMBtu per day at prices net to the wellhead, which range from $2.07 to $2.14 per MMBtu for the period November 1, 1998 through October 31, 2000.

         PENDING ACQUISITION OF 3DX TECHNOLOGIES, INC. The Company and 3DX Technologies, Inc. ("3DX") have previously announced entering into a Plan and Agreement of Merger pursuant to which the Company would acquire 100% of the issued and outstanding capital stock of 3DX and merge 3DX into itself. The transaction is currently pending shareholder approval of both companies. Subject to clearance by the United States Securities and Exchange Commission of a Form S-4 proxy/registration statement, such shareholders meetings are anticipated to be held in approximately 25 to 30 days. Consummation of this acquisition would likely result in increased oil and gas revenues in the second half of 1999, and an increase in the Company's Tranche A borrowing base with B of A due to additional producing oil and gas properties. This would increase cash available to fund drilling activities but would not eliminate the need to find additional capital to fully fund planned drilling.

         WORKING CAPITAL. At June 30, 1999, the Company had a cash balance of $406,380 and a working capital deficit of $15,445,403. In addition to availability of unused portions of its increased credit facility with B of A and pending additional availability from its credit facility with B of A, the use of which facility could enhance working capital, the Company entered into the previously referenced agreement to sell additional project interests for $4,800,000 to H&P which closed in August 1999. Such cash resources serve to substantially improve working capital. The Company also expects working capital to be increased due to cash and long term debt facility increases, available if the pending acquisition of 3DX Technologies, Inc. is closed in September, and through the sale of additional project interests to industry partners in 1999 for cash. Gas and oil revenues and associated hedging revenues from commodity transactions from wells which went into production in 1998 are anticipated to generate revenues which will exceed ongoing cash costs of operations (prior to capital expenditures and the cost of new 3-D seismic data acquisitions) in the second half of 1999 and beyond, which can also enhance the Company's working capital.

         Upon the closing of the credit facilities with B of A, the sale of certain promoted interests in exploration projects, and receipt of the Duke credit commitment, the Company increased its exploration activities in the first half of 1999. In order to fund planned drilling and completion costs in the second half of 1999, the Company will rely upon additional sales of promoted project interests. Delays in these projected sales will delay certain planned drilling. In the second half of the year, it projects another increase in its Tranche A facility with B of A. It also expects continued rapid increases in monthly oil and gas revenues due to its exploration successes in the first quarter of 1999. Increased revenues are anticipated to generate significantly increasing cash flow from operations (before capital expenditures and new 3-D seismic data acquisition costs). The Company expects to continue to seek sources of exploration capital in addition to internally generated resources in the first half of 2000 as it seeks to accelerate exploratory drilling opportunities available to it.

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

         As evidence of this activity the Company has participated in the drilling of sixteen wells on Exploration Projects acquired pursuant to the Acquisition in the first seven months of 1999. Of the total wells drilled in 1999 two were producing as of June 30, 1999, four more are now producing, five are scheduled to commence production upon completion of pipeline connections, two were dry holes and three were drilling. Based upon estimated sustainable flow rates, the 1999 wells are anticipated to increase the Company's net daily production to approximately 600 barrels of oil per day and 14,000,000 cubic feet of natural gas per day. The Company expects that these revenues will not only provide positive operating cash flow in the second half of the year (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandates to be expensed rather than capitalized), but begin to contribute significantly to future drilling expenditures in the fourth quarter and beyond. The Company's recent drilling results have further served to increase its confidence in its future drilling on the technology enhanced Exploration Projects. Additional exploration success would continue this positive trend. Pending the sale of project interests to industry partners in the third quarter, the Company will, however, delay certain of its drilling activities.

         In that the Company will not fund most of its second half 1999 and first half of 2000 capital expenditure budgets from cash flow, the Company will continue to look to a variety of sources to fund its continuing capital expenditures budget including credit facilities and sales of promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects. This process will be limited more by capital availability than by its inventory of drillable prospects.

         Timing of funding its exploration budget will determine the pace of drilling and, to the extent drilling is successful, the growth of future oil and gas revenues. Management believes expanded credit facilities will be available to it throughout the next year if it achieves meaningful exploratory and developmental drilling success, and that strategic sales of prospect interests will be contracted and closed which will allow it to continue its planned exploration activities throughout the year.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferred of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 137 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact of the application of SFAS 137, which when adopted, could have a material effect on its consolidated financial statements.

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         EPC was a defendant in a lawsuit regarding injuries to a oil field worker not employed by the Company that resulted in a judgment against EPC of approximately $17,700,000. The judgment was settled by EPC's insurers, who agreed to make cash payments to the plaintiff, and by EPC who agreed to implement a mutually agreeable work safety plan in exchange for approximately $6.0 million in punitive damages that otherwise would have been payable to the plaintiff. The settlement was entered into and approved by the court entering an agreed judgment on December 3, 1997. On approximately April 16, 1998, the plaintiff filed an action in the District Court, 28th Judicial District, State of Texas against both EPC and the Company. The action style "Juan Ramon Caballero vs. EPC and Frontier Natural Gas Corporation, alleged, in part, that EPC has failed and refused to implement an appropriate safety plan and entered into negotiations with the Company to convey material assets to it which, if consummated, would negate plaintiffs benefits to be obtained by EPC's safety plan, thereby fraudulently inducing plaintiff to settle the judgment against EPC. The Company believes the claims are not supported by the facts and are without merit. The Company has in fact implemented a safety plan as part of its business strategy, which it believes equals or exceeds the one EPC agreed to implement. It took this action as part of its business activities and not due to any obligation it believes exists to the Plaintiff.

         In the second quarter, the Company and EPC agreed with counsel for the plaintiff on a procedure for verification of the Company's ongoing safety plan, and as a result the lawsuit has been dismissed with prejudice at no cost to the Company or EPC.

ITEM 2.  CHANGES IN SECURITIES.

         In the quarter ended June 30, 1999 and in the third quarter through August 13, 1999, the Company has issued 5,250 and 33,148 shares, respectively, of its common stock pursuant to its employees' 401-K plan. The shares represent the employer's pro rata match of employee contributions. The shares are presently unregistered but are intended to be registered in 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On May 12, 1999, the Company announced that on May 11, 1999 it had signed a Plan and Agreement of Merger with 3DX which provides for the merger of 3DX into the Company. The Boards of both companies have approved the transaction, and closing of the merger is conditioned upon approval from the shareholders of both companies and satisfaction of certain other conditions set forth in the Plan and Agreement of Merger.

         The terms of the merger provide for 3DX shareholders to receive, at their election, either (i) the issuance of one share of common stock of the Company for 3.25 shares of 3DX common stock; or (ii) the issuance of a new convertible preferred stock of the Company at a ratio of one share of convertible preferred stock for each 2.75 shares of 3DX common stock. The preferred stock is limited to 50% of the total 3DX shares converted and may be redeemed at the Company's sole option during the first twelve months after the merger at $1.925 per share. If not redeemed during the first year, the preferred will automatically convert into one share of common stock of the Company if the average closing price of the common is greater than $1.875 during the twelfth month after closing. If the common is less than $1.875, the preferred holder has the right for one month to "put" the shares to the Company, which will then have the option, at the sole election of the Company, to retire the convertible preferred stock for $1.65 in cash or for common stock with the number of shares of common stock adjusted based upon a formula set out in the merger agreement. Any share of convertible preferred stock not redeemed by the Company or tendered by the holder, as set forth above, by the fourteenth month after the merger will automatically convert into one share of common stock of the Company. The Company currently has 15,823,271 common shares outstanding and 3DX currently has 9,685,761 shares outstanding.

         The Company and 3DX have filed an amended Form S-4 joint proxy statement/registration statement with the United States Securities and Exchange Commission. Subject to clearance of the Form S-4 by the commission, the companies expect to hold their respective shareholders meetings in approximately 25 to 30 days.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits
                (2)        Plan and Agreement of Merger of Esenjay Exploration,
                           Inc. and 3DX Technologies Inc. is incorporated by
                           reference to the Company's Quarterly Report on Form
                           10-QSB for the quarter ended March 31, 1999 dated May
                           19, 1999 wherein the same appears as Exhibit 2.
                (11)       Computation of Earnings Per Common Share
                (27.1)     Financial Data Schedule

         (b)    Reports on Form 8-K
                None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                ESENJAY EXPLORATION, INC.



Date: August 17, 1999     By:   /S/ MICHAEL E. JOHNSON
      ---------------           -----------------------
                                MICHAEL E. JOHNSON, President,
                                Chief Executive Officer and Director

Date: August 17, 1999     By:   /S/ DAVID B CHRISTOFFERSON
      ---------------           --------------------------
                                DAVID B. CHRISTOFFERSON,
                                Senior Vice President, General Counsel,
                                Principal Financial Officer

Date: August 17, 1999     By:   /S/ BOYD C. SEWELL
      ---------------           -------------------------------------
                                BOYD C. SEWELL,
                                Controller and
                                Principal Accounting Officer