Form 10KSB40/A
period 1998-12-31
ESENJAY EXPLORATION INC
filed 1999-08-18
CIK 901611

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

         Each of the Exploration Projects differs in scope and character and consists of one or more types of assets, such as 3-D seismic data, leasehold positions, lease options, working interests in leases, royalty interests or other mineral rights. The Company's percentage interest in each Exploration Project (a "Project Interest") represents the portion of the interest in the Exploration Project it shares with its other project partners. Because each Exploration Project consists of a bundle of assets which may or may not include a working interest in the project, the Company's Project Interest simply represents the Company's proportional ownership in the bundle of assets that constitute the Exploration Project. Therefore, the Company's Project Interest in an Exploration Project should not be confused with the working interest that the Company will own when a given well is drilled. It is possible that while the Company may own a 50.0% Project Interest, it may only be entitled to 25.0% of the working interest involved in the Exploration Project. Each Exploration Project represents a negotiated transaction between the project partners. The Company's working interest may be higher or lower than its Project Interest.

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

-----------

(1) Gross acres refers to the number of acres leased or under option in which the Company owns an undivided interest. Net acres were determined by multiplying the gross acres leased or under option times the Company's working interest therein.
(2) Each of the Exploration Projects differs in scope and character and consists of one or more types of assets, such as 3-D seismic data, leasehold positions, lease options, working interests in leases, royalty interests or other mineral rights. The Company's percentage interest in each Exploration Project (a "Project Interest") represents the portion of the interest in the Exploration Project it shares with its other project partners. Because each Exploration Project consists of a bundle of assets which may or may not include a working interest in the project, the Company's Project Interest simply represents the Company's proportional ownership in the bundle of assets that constitute the Exploration Project. Therefore, the Company's Project Interest in an Exploration Project should not be confused with the working interest that the Company will own when a given well is drilled. It is possilbe that while the Company may own a 50.0% Project Interest, it may only be entitled to 25.0% of the working interest involved in the Exploration Project. Each
         Exploration represents a negotiated transaction between the project partners. The Company's working interest may be higher or lower than its Project Interest.
(3) Proprietary 3-D seismic data is planned to be shot over these areas in the near future.
(4) Consists of 400 square miles of 3-D seismic data to which Aspect has rights pursuant to a license agreement, and to which the Company may acquire an interest pursuant to a geophysical technical services agreement with Aspect.


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

         In October of 1998, the Company entered into two swap agreements, one for 4,000 MMBtu's per day of its Gulf Coast natural gas production for $2.14 per MMBtu for the period beginning November 1998 and ending in October 1999, and the second one for 700 MMBtu's per day of its Gulf Coast natural gas production for $2.13 per MMBtu for the period beginning November 1998 and ending in October 1999. Both of these swap agreements were supplemented in December 1998 when the Company entered into additional swap agreements, one of which was for 4,000 MMBtu's per day of its Gulf Coast natural gas production for $2.07 per MMBtu for the period beginning November 1999 and ending in October 2000, and the second one was for 700 MMBtu's per day of its Gulf Coast natural gas production for $2.07 per MMBtu for the period beginning November 1999 and ending in October 2000. As a result of the foregoing transactions, the Company has 4,700 MMBtu's per day of its Gulf Coast natural gas production hedged through October 2000. This compares to the Company's average production for the five months ended May 31, 1999 of approximately 5.736 MMBtu per day for its Gulf Coast natural gas production, and represents 82% of that daily production.

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

         The Company has a credit facility with Duke Energy Financial Services, Inc., which allows the lender the right to gather, process, transport and market, at competitive market rates, natural gas produced from a majority of the Exploration Projects through December 31, 2005. (See "Management's Discussion and Anaylsis - Liquidity and Capital Resources").

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

         Since November 1, 1997 (the effective date of the Acquisitions) through December 31, 1998, 24 exploratory wells have been drilled for the Company's account, of which twelve have been completed, eleven were dry holes and one was drilling. In the first quarter of 1999, the Company participated in the drilling of six additional exploratory wells, of which one had been completed, two are awaiting completion, one was a dry hole and two were drilling. The Company has not drilled any developmental wells since November 1, 1997.

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

                                                        Year Ended December 31,
                                                        -----------------------
                                                           1998           1997
                                                        ----------      -------
Net Production:
   Oil (Bbl).........................................     8,878           7,286
   Gas (Mcf).........................................   653,325(1)      121,304
   Gas equivalent (Mcfe).............................   706,593(1)      165,020
Average sales price:
   Oil ($ per Bbl)...................................  $  10.92        $  20.28
   Gas ($ per Mcf)...................................  $   1.95        $   2.06
Average production expenses and taxes ($ per Mcfe)...  $   0.52        $   2.13(2)

----------
(1) The majority of the net production is attributable to the fourth quarter of 1998, during which time additional exploration discoveries commenced production.
(2) This computation includes $164,792 in costs associated with the fulfillment of contractual transportation obligations on the Company's Mobile Bay Properties. If this amount were not included, the average production expenses and taxes per Mcfe would have been $1.13.

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

         The cash flow statement does not permit expenditures for geological and geophysical cost to be included as an oil and gas investing activity or as an add back to operating activities. The cash flow from/(used in) operating activities would be $5,750,979 and ($1,894,402) for 1998 and 1997, respectively, if the geological and geophysical add back was permitted. The cash flow used in investing activities would be $24,927,722 and $2,180,392 for 1998 and 1997, respectively if the geological and geophysical cost was permitted to be included.

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

         On January 28, 1999, the Company closed a credit facility with Duke. This facility provides for Duke to loan up to $9,000,000 to the Company for eighteen months. The commitment reduces by $930,000 per quarter for five quarters and reduces to zero on August 1, 2000. Principal outstanding cannot exceed the commitment amount at any time. Duke is paid interest at a rate of prime plus 4%. It also received a right to gather and process, at fair market value, gas and condensate from a designated area of interest, and an overriding royalty interest on the net revenue generated in certain of the Company's future drilling activities not to exceed 0.49% of the Company's net interest. Proceeds primarily supplement exploration costs.

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

                            ESENJAY EXPLORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                              ------------------------------------
                                                                                   1998                   1997
                                                                              ------------             -----------
Cash flows from operating activities:
     Net loss ..........................................................      $(29,321,347)            $(4,953,803)
     Adjustments  to  reconcile  net  loss to net cash
       used in operating activities:
          Depletion, depreciation and amortization .....................         1,522,771                 315,880
          Amortization of unproven property.............................         6,937,300                      --
          Impairment of oil and gas properties..........................         5,832,024                 349,384
          Exploration costs - dry hole..................................         5,213,930               1,772,746
          Gain on sale of assets........................................            (5,375)               (452,020)
          Gain on settlement of deferred compensation agreement.........                --                 (25,794)
          Amortization of financing costs and warrants..................           136,677                  46,128
          Unrealized (gain) loss on commodity transitions...............          (128,936)                128,936
     Changes in operating assets and liabilities:
          Trade and affiliate receivables...............................        (3,846,298)                191,882
          Prepaid expenses..............................................           126,906                 198,418
          Other assets..................................................          (372,941)                272,679
          Trade and affiliate payables..................................        11,405,011                 186,174
          Revenue distribution payable..................................         1,927,960                (292,032)
          Accrued and other.............................................           440,990                (118,936)
                                                                              ------------             -----------
          Net cash used in operating activities.........................          (131,328)             (2,380,358)
                                                                              ------------             -----------
Cash flows from investing activities:
     Capital expenditures - gas and oil properties......................       (23,936,538)             (2,537,297)
     Capital expenditures - other property and equipment................          (300,724)               (159,679)
     Proceeds from sale of assets.......................................         5,191,847               1,002,540
                                                                              ------------             -----------
        Net cash used in investing activities...........................       (19,045,415)             (1,694,436)
                                                                              ------------             -----------
Cash flows from financing activities:
     Proceeds from issuance of debt.....................................        15,800,000                 182,382
     Repayments of long-term debt.......................................        (8,641,494)               (296,303)
     Preferred stock redeemed...........................................          (859,610)                     --
     Preferred stock dividends paid.....................................          (228,654)                (77,365)
     Net proceeds from issuance of common stock.........................        14,438,318                      --
     Cost of issuing stock..............................................        (1,376,193)                     --
                                                                              ------------             -----------
        Net cash provided by (used in) financing activities.............        19,132,367                (191,286)
                                                                              ------------             -----------
     Net decrease in cash and cash equivalents..........................           (44,376)             (4,266,080)

Cash and cash equivalents at beginning of year..........................           690,576               4,956,656
                                                                              ------------             -----------
Cash and cash equivalents at end of year................................      $    646,200             $   690,576
                                                                              ------------             -----------
                                                                              ------------             -----------
Supplemental disclosure of cash flow information:
     Cash paid for interest.............................................      $    835,186             $   141,356





Supplemental disclosure of non-cash investing and financing activities:
        Acquisition of oil and gas properties...........................       $54,218,750                      --
        Assumption of exploration and other costs.......................         2,380,659                      --
        Assumption of related liabilities...............................         1,000,000                      --
        Issuance of 10,106,722 shares of common stock...................        50,838,091                      --


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

         EXPLORATION COSTS - The Company expenses exploratory dry hole costs, geological and geophysical costs, and impairment of unproved properties. In 1998 and 1997, the Company expensed $5,882,307 and $485,956 in geological and geophysical costs respectively and $5,213,930 and $1,772,746 in dry hole costs respectively. For purposes of reporting cash flows, the Company adds back to operating activities all exploration costs which have been previously capitalized, such as dry hole costs.

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

2.       RECENT EVENTS

         On January 28, 1999, the Company closed a credit facility with Duke Energy Financial Services, Inc. ("Duke"). This facility provides for Duke to loan up to $9,000,000 to the Company for eighteen months. The commitment reduces by $930,000 per quarter for five quarters and reduces to zero on August 1, 2000. Principal outstanding cannot exceed the commitment amount at any time. Duke is paid interest at a rate of prime plus 4%. Duke also received a right to gather and process, at fair market value, gas and condensate from a designated area of interest, and an overriding royalty interest on the net revenue generated in certain of the Company's future drilling activities not to exceed 0.49% of the Company's net interest. Proceeds primarily supplement exploration costs.

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

11.      SUPPLEMENTAL GAS AND OIL INFORMATION (UNAUDITED):

         The Company's proved gas and oil reserves are located in the United States. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Proved developed (producing and non-producing) reserves are those proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped gas and oil reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

ESTIMATED QUANTITIES OF PROVED GAS AND OIL RESERVES:

         The estimates of proved producing reserves were estimated. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental and arbitrary determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history or as a result of changes in economic conditions. Since January 1, 1998, the Company has not filed with or included in any reports to any other Federal authority or agency any estimates of total, proved net oil or gas reserves.

                                                                                        CRUDE OIL, CONDENSATE AND
                                                                                           NATURAL GAS LIQUIDS
                                                             NATURAL GAS (MCF)                  (BARRELS)
                                                        ----------------------------      ------------------------
                                                          YEARS ENDED DECEMBER 31,        YEARS ENDED DECEMBER 31,
                                                        ----------------------------      ------------------------
                                                           1998              1997            1998          1997
                                                        ----------        ----------      ---------      ---------
Proved developed and undeveloped reserves:
   Beginning of period.............................      5,500,363         8,901,555        114,399      183,735
   Purchases of minerals-in-place..................            ---               ---            ---          ---
   Sales of minerals-in-place......................            ---          (159,528)           ---       (3,857)
   Revisions of previous estimates.................     (5,284,456)(1)    (3,129,076)(2)    (97,420)     (59,121)(2)
   Extensions, discoveries and other additions.....     12,367,076             8,716         92,094          928
   Production......................................       (653,316)         (121,304)        (8,878)      (7,286)
                                                        ----------        ----------        -------      -------
   End of period...................................     11,929,667         5,500,363        100,195      114,399
                                                        ----------        ----------        -------      -------
                                                        ----------        ----------        -------      -------
Proved developed reserves:
   Beginning of period.............................        521,345           985,524         24,358       46,420
   End of period...................................      6,864,564           521,345         59,085       24,358

----------
(1) Revision required because the reduced market price for oil and natural gas caused the Company to reassess the likelihood of drilling marginal wells, particularly in the Starboard Project. As a result, wells that had been included in previous estimates were removed because it was now more likely than not that these wells would not be drilled because of the reduced market price.
(2) Revision reflects the removal of previously estimated reserves for the Mobile Bay properties that were sold during 1997.

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

         The following table sets forth the Company's estimated standardized measure of discounted future net cash flows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------
                                                                                      1998             1997
                                                                                   -----------      -----------
Future cash inflows............................................................    $25,241,119      $15,752,040
Future production costs........................................................     (5,778,813)      (2,331,057)
Future development costs.......................................................     (2,699,800)      (5,137,830)
Future income tax expenses.....................................................             --         (365,224)
                                                                                   -----------      -----------
Future net cash flows..........................................................     16,762,506        7,917,929
Discount.......................................................................     (4,242,485)      (4,019,429)
                                                                                   -----------      -----------
Standardized measure of discounted future net cash flows.......................    $12,520,021       $3,898,500
                                                                                   -----------      -----------
                                                                                   -----------      -----------

(1) Due to the amount of current net operating loss carryforwards, combined with the fact that the unproved property base is much greater than the proved reserves, the Company believes that it is unlikely that there will be any income tax effect associated with the future net cash flows presented.

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


Date:  April 30, 1999                  /s/ David W. Berry
                                       ----------------------------------------
                                       David W. Berry, Chairman and Director


Date:  April 30, 1999                  /s/ Charles J. Smith
                                       ----------------------------------------
                                       Charles J. Smith, Director


Date:  April 30, 1999                  /s/ Alex M. Cranberg
                                       ----------------------------------------
                                       Alex M. Cranberg, Director


Date:  April 30, 1999                  /s/ Alex B. Campbell
                                       ----------------------------------------
                                       Alex B. Campbell, Director

                           EXHIBIT 11 TO FORM 10-KSB

     COMPUTATION OF EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS


                                                                       Year Ended December 31,
                                                                 ----------------------------------
                                                                     1998                  1997
                                                                 ------------           -----------
BASIC EARNINGS PER SHARE
Weighted average common shares outstanding                          9,882,227             1,646,311
                                                                 ------------           -----------
                                                                 ------------           -----------
    Basic loss per share                                         $      (2.97)          $     (3.07)
                                                                 ------------           -----------
                                                                 ------------           -----------

DILUTED EARNINGS PER SHARE
Weighted average common shares outstanding                          9,882,227             1,646,311
Share issuable from assumed conversion of
    common share options and warrants                                       -                 1,338
                                                                 ------------           -----------
Weighted average common shares outstanding, as adjusted             9,882,227             1,647,649
                                                                 ------------           -----------
                                                                 ------------           -----------
    Diluted loss per share                                       $      (2.97)          $     (3.07)
                                                                 ------------           -----------
                                                                 ------------           -----------

EARNINGS FOR BASIC AND DILUTED COMPUTATION
Net income                                                       $(29,321,347)          $(4,953,803)
Preferred shares dividend                                             (48,138)             (103,153)
                                                                 ------------           -----------
Net income to common shareholders (basic and diluted
    earnings per share computation)                              $(29,369,485)          $(5,056,956)
                                                                 ------------           -----------
                                                                 ------------           -----------


This calculation is submitted in accordance with Regulation S-K; although it is contrary to paragraphs 13 through 16 of the Financial Accounting Standards Board's Statement of Financial Standard No. 128, because it produces an antidilutive result.

                           EXHIBIT 21 TO FORM 10-KSB

The subsidiaries of the Registrant are:


Name                                             State of Incorporation
----                                             ----------------------
Frontier Acquisition Corp.                              Oklahoma
