Form 10QSB
period 1999-09-30
ESENJAY EXPLORATION INC
filed 1999-11-15
CIK 901611

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

         18,775,227 shares as the registrant's common stock were outstanding as of November 11, 1999.

         Transitional Small Business Disclosure Format (Check one):
Yes [   ] No [ X ]

-------------------------------------------------------------------------------

                            ESENJAY EXPLORATION, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                    INDEX

                                                                                                            PAGE

PART  I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements - General Information......................................................3
              Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
                  December 31, 1998...........................................................................4
              Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998 (unaudited)...............................................5
              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (unaudited)...............................................6
               Notes to Condensed Consolidated Financial Statements (unaudited)...............................7

ITEM 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................................................11


PART II.      OTHER INFORMATION..............................................................................25

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

GENERAL

         The condensed consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 1999 and 1998.

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

                           ESENJAY EXPLORATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                    1999                  1998
                                                                             -----------------       ---------------
                                                                                (unaudited)
Current assets:
     Cash  and cash equivalents.........................................       $    1,060,615         $     646,200
     Accounts receivable, net of allowance for doubtful
        accounts of $519,137 at September  30, 1999 and
        $348,984 at December 31, 1998...................................            6,168,245             3,209,633
     Prepaid expenses and other.........................................              954,096               122,422
     Receivables from affiliates........................................              258,278               963,700
                                                                             -----------------       ---------------
              Total current assets......................................            8,441,234             4,941,955

Property and equipment, successful efforts method of accounting.........           76,337,880            70,044,882
Less accumulated depletion, depreciation
     and amortization...................................................          (23,906,269)          (15,517,656)
                                                                             -----------------       ---------------
                                                                                   52,431,611            54,527,226
Other assets  ..........................................................              800,028               447,091
                                                                             -----------------       ---------------
              Total assets..............................................       $   61,672,873         $  59,916,272
                                                                             -----------------       ---------------
                                                                             -----------------       ---------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                    1999                  1998
                                                                             -----------------       ---------------
Current liabilities:
     Accounts payable...................................................       $    7,401,901         $   8,993,859
     Accounts payable to affiliate, net.................................              684,988             4,322,548
     Revenue distribution payable.......................................            2,243,882             1,996,091
     Current portion of long-term debt..................................           11,013,162               101,236
     Accrued and other liabilities......................................            1,309,951               484,756
                                                                             -----------------       ---------------
              Total current liabilities.................................           22,653,884            15,898,490
Commitments and Contingencies...........................................                 ---                   ---
Long-term debt .........................................................            4,750,000             7,500,000
Non-recourse debt ......................................................              864,000               864,000
Accrued interest on non-recourse debt ..................................              430,274               331,194
                                                                             -----------------       ---------------
              Total liabilities ........................................           28,698,158            24,593,684

Stockholders' equity:
     Common stock:
        Class A common stock, $.01 par value; 40,000,000 shares authorized;
        18,775,227 outstanding at September 30,
        1999 and 15,784,834 outstanding December 31, 1998...............              187,752               157,849
     Preferred stock:
        Series A preferred stock $.01 par value; 5,000,000 shares Authorized;
        356,999 outstanding at September 30, 1999;
        none at December 31, 1998.......................................                3,570                  ---
     Additional paid-in capital ........................................           84,900,030            77,651,602
     Accumulated deficit................................................          (52,116,637)          (42,486,863)
                                                                             -----------------       ---------------
              Total stockholders' equity................................           32,974,715            35,322,588
                                                                             -----------------       ---------------
              Total liabilities and stockholders' equity................       $   61,672,873          $ 59,916,272
                                                                             -----------------       ---------------
                                                                             -----------------       ---------------

   The accompanying notes are an integral part of these financial statements.

                          ESENJAY EXPLORATION, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30                         SEPTEMBER 30,
                                                                 1999               1998               1999              1998
                                                            ---------------    ---------------    --------------    --------------
Revenues:
     Gas and oil revenues............................       $   2,577,335      $   281,408         $  4,334,441     $   436,272
     Realized gain (loss) on commodity transactions..              33,557          (30,376)             231,580        (128,938)
     Unrealized gain on commodity transactions                        ---           10,817                  ---          97,888
     Gain on sale of assets..........................           1,924,273            1,947            2,034,905           5,375
     Operating fees..................................              69,803           97,923              223,154         197,384
     Other revenues..................................              10,474          (40,253)              34,911          62,608
                                                            ---------------    ---------------    --------------    --------------
         Total revenues..............................           4,615,442          321,466            6,858,991         670,589
                                                            ---------------    ---------------    --------------    --------------

Costs and expenses:
     Lease operating expense.........................             109,622           44,966              482,210         100,699
     Production taxes................................             158,241           20,084              273,475          25,036
     Depletion, depreciation and amortization........           1,065,641          196,729            2,241,468         335,095
     Amortization of unproved properties.............           1,692,600              ---            6,050,600             ---
     Impairment of assets............................             358,106              ---              358,106             ---
     Exploration costs - geological and geophysical..             280,896        2,240,281            1,565,374       5,028,381
     Exploration costs - dry hole....................             332,820          133,666              398,098       1,173,767
     Interest expense................................             212,538              ---              520,977         217,899
     General and administrative expense..............           1,266,805        1,234,414            4,348,901       2,954,021
     Delay Rentals...................................             178,547           40,956              249,556          46,039
                                                            ---------------    ---------------    --------------    --------------
         Total costs and expenses....................           5,655,816        3,911,096           16,488,765       9,880,937
Loss before provision for income taxes...............          (1,040,374)      (3,589,630)          (9,629,774)     (9,210,348)
Benefit (provision) for income taxes.................                 ---              ---                  ---             ---
Net loss.............................................          (1,040,374)      (3,589,630)          (9,629,774)     (9,210,348)

Cumulative preferred stock dividend..................                 ---              ---                  ---          48,138
                                                            ---------------    ---------------    --------------    --------------
Net loss applicable to common stockholders...........         $(1,040,374)     $(3,589,630)         $(9,629,774)    $(9,258,486)
                                                            ---------------    ---------------    --------------    --------------
                                                            ---------------    ---------------    --------------    --------------
Net loss per common and common equivalent share......         $     (0.06)     $      (0.24)        $      (0.61)   $     (1.18)
                                                            ---------------    ---------------    --------------    --------------
                                                            ---------------    ---------------    --------------    --------------
Weighted average number of common shares
         Outstanding ( in thousands).................              16,062           14,899               15,882           7,857
                                                            ---------------    ---------------    --------------    --------------
                                                            ---------------    ---------------    --------------    --------------

    The accompanying notes are an integral part of these financial statements.

                          ESENJAY EXPLORATION, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                            ----------------------------------------
                                                                                   1999                  1998
                                                                            -------------------    -----------------
Cash flows from operating activities:
     Net loss......................................................             $(9,629,774)        $(9,210,348)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depletion, depreciation and amortization .....................               2,241,468             335,095
     Amortization of unproven property.............................               6,050,600                 ---
     Impairment of assets..........................................                 358,106                 ---
     Gain on sale of assets........................................              (2,034,905)             (5,375)
     Amortization of financing costs and warrants..................                  73,886             107,428
     Unrealized loss on commodity transactions.....................                     ---             (97,888)
     Exploration costs - dry hole..................................                 398,098           1,173,767
     Changes in operating assets and liabilities:
         Trade and affiliate receivables...........................              (2,074,369)         (2,086,068)
         Prepaid expenses and other................................                (814,205)             86,165
         Other assets..............................................                (659,025)         (1,141,033)
         Accounts payable..........................................                 632,028           5,342,532
         Accounts payable to affiliates............................                (937,560)           (601,197)
         Revenue distribution payable..............................                 247,791             910,428
         Accrued and other.........................................                 844,282             926,058
                                                                            -------------------    -----------------
     Net cash used in operating activities.........................              (5,303,579)         (4,260,436)
                                                                            -------------------    -----------------

Cash flows from investing activities:
     Capital expenditures - gas and oil properties.................             (10,116,390)         (9,169,424)
     Capital expenditures - other property and equipment...........                (172,429)           (211,965)
     Proceeds from sale of assets..................................               8,435,500              36,441
                                                                            -------------------    -----------------
         Net cash used in investing activities.....................              (1,853,319)         (9,344,948)
                                                                            -------------------    -----------------
Cash flows from financing activities:
     Proceeds from issuance of common stock........................                 159,387           8,300,000
     Proceeds from issuance of debt................................               8,920,000          14,417,480
     Repayments of long-term debt..................................              (1,508,074)         (8,580,151)
     Preferred stock redeemed......................................                     ---            (859,610)
     Preferred stock dividends paid................................                     ---            (228,654)
                                                                            -------------------    -----------------
         Net cash provided by financing activities.................               7,571,313          13,049,065
                                                                            -------------------    -----------------
         Net increase (decrease) in cash and cash equivalents......                 414,415            (556,319)
Cash and cash equivalents at beginning of period...................                 646,200             690,576
                                                                            -------------------    -----------------
Cash and cash equivalents at end of period.........................          $    1,060,615        $    134,257
                                                                            -------------------    -----------------
                                                                            -------------------    -----------------
Supplemental disclosure of cash flow information:
     Cash paid for interest........................................          $    1,326,919        $    612,469
                                                                            -------------------    -----------------
                                                                            -------------------    -----------------
Supplemental disclosure of non-cash investing and financing activities:
         Sale of oil and gas properties in satisfaction
              of payable to affiliates.............................          $    2,700,000                 ---
         Acquisition of assets.....................................               8,333,853        $ 58,864,160
         Proxy Costs...............................................                 288,087             287,173
         Assumption of related liabilities.........................                 923,252           8,146,618
         Issuance of common stock..................................               6,723,378          50,430,370
         Issuance of preferred stock...............................                 687,223                 ---

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

         The Company uses the successful efforts method of accounting for gas and oil exploration and development costs. All costs of acquired wells, productive exploratory wells, and development wells are capitalized and depleted by the unit of production method based upon estimated proved developed reserves. Exploratory dry hole costs, geological and geophysical costs, and lease rentals on non-producing leases are expensed as incurred. Gas and oil leasehold acquisition costs are capitalized. Costs of unproved properties are transferred to proved properties when reserves are proved. Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based on expected future cash flows. Unproved properties are periodically assessed for impairment and, if necessary, a loss is recognized. The Company recognized $358,106 of impairments of unproved properties for the three and nine month periods ended September 30, 1999.


         In addition, the $54,200,000 fair market value assigned to unproven gas and oil exploration projects contributed by Esenjay Petroleum Corporation ("EPC") and Aspect Resources LLC ("Aspect") pursuant to certain acquisitions of undeveloped exploration projects (the "Acquisitions") which closed on May 14, 1998, until such time as the book value of each such project is either drilled and transferred to producing properties or is otherwise evaluated as impaired, are being amortized on a straight-line basis over a period not to exceed forty-eight months. The total remaining net book value of the properties acquired pursuant to the Acquisition, which was not transferred to producing properties and/or amortized, was $17,154,294 and $32,686,300, respectively, at September 30, 1999 and December 31, 1998.


         A summary of all of the Company's significant accounting policies is presented on pages 40 and 41 of its 1998 Form 10KSB/A filed with the SEC. Users of financial information are encouraged to refer to the footnotes contained therein when reviewing interim financial results. There have been no material changes in the accounting policies followed by the Company during 1999.

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

2.       LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                          1999                 1998
Note payable repaid in 1999.....................................................      $      ---           $     1,236
Non-recourse loan, payable out of an 8% ORRI on the Starboard Prospect,
   interest accrued at 15%......................................................          864,000              864,000
Note payable, interest at 12%, payable monthly, is currently due................          100,000              100,000
Loan with Bank of America NT&SA ("B of A"), in two Tranches: Tranche A is a
   revolving credit facility which terminates October 13, 2000, thereafter converting the unpaid balance into a five year term loan requiring quarterly principle and interest payments; Tranche B is payable as to interest only until maturity on April 13, 2000, at which time payment in full is required.
   Both loans are at a varied interest rate utilizing either the B of A's
   Alternative Reference Rate (Alternative Reference Rate is the greater of (i)
   B of A's Reference Rate and (ii) the Federal Funds effective rate plus 0.50%)
   or the Interbank rate plus 2% for Tranche A and 4% for Tranche B. The loan is secured by a mortgage on most properties
   currently owned by the Company..............................................         8,523,162            7,500,000

Loan with Duke Energy Field Services, Inc., which provided for up to $9,000,000 to the Company for eighteen months pursuant to a decreasing facility. The commitment reduces by $930,000 per quarter for five quarters beginning on
    May 1, 1999, and reducing to zero on August 1, 2000. Total available as of
    September 30, 1999 was $7,140,000. The interest rate is prime plus 4%. The loan is secured by a mortgage on all properties
    currently owned by the Company..............................................        7,140,000                  ---
                                                                                  ----------------    -----------------
                                                                                       16,627,162            8,465,236
Less current portion............................................................       11,013,162              101,236
                                                                                  ----------------    -----------------
                                                                                      $ 5,614,000          $ 8,364,000
                                                                                  ----------------    -----------------
                                                                                  ----------------    -----------------

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

  Tangible Net Worth............................ $25,000,000 + 50% of Consolidated Net Income + 100% of net
                                                 proceeds received from sale of any Non-Redeemable Stock
  Current Ratio................................. 1.1:1.0
  Debt to Capitalization........................ 0.5:1.0
  Interest Coverage Ratio ...................... 1.0:1.0 -1st quarter 1999; 3.0:1.0 - 2nd quarter 1999 and any four consecutive quarters after June 30, 1999

         As of September 30, 1999, the Company's current ratio was 0.7251 and the Company's interest coverage ratio was 5.4434 to 1 for the quarter but (1.1475) to 1 for the four consecutive quarters ended September 30, both of which were, therefore, in noncompliance. Although the Company has increased its cash position as a direct result of sales of project interests completed during the third quarter of 1999, its significant capital expenditures in the quarter in the form of drilling costs caused it to be in non-compliance at September 30, 1999. B of A has waived said noncompliance at September 30, 1999. Although the Company believes it can be in compliance with these covenants in the future, there can be no assurance that it will be in compliance. As a result it is possible that additional waivers may be needed in the future. In the event B of A did not grant such waivers, if needed, the Company would be in noncompliance of the covenants and would seek alternative financing arrangements.

         The Company has entered into an interest rate swap guaranteeing a fixed interest rate of 5.37% on the loan, and the Company will pay fees of three-eighths of 1% (.0375%) on the unused portion of the commitment amount. The unrealized loss on the interest rate swap agreement was $1,968 at September 30, 1999. The actual rate for the Company is the fixed rate of 5.0% plus 2% on Tranche A and the fixed rate of 5.0% plus 4% on Tranche B of the loans from B of A.

         On January 28, 1999, the Company closed a credit facility with Duke. This facility provided for Duke to loan up to $9,000,000 to the Company for eighteen months. The Company had $7,140,000 outstanding on said facility as of September 30, 1999,which represented the total amount then available. The commitment initially reduced by $930,000 per quarter until it reduces to zero on August 1, 2000. Effective November 1, 1999, the Company and Duke amended the credit agreement such that there was no reduction in the available amount of $7,140,000 on November 1, 1999. As a result, the commitment amount reduces by $1,860,000 in February of 2000, $930,000 in May of 2000, and reduces to 0 in August of 2000. Principal outstanding cannot exceed the commitment amount at any time. Duke is paid interest at a rate of prime plus 4%. It also received a right to gather and process, at fair market value, gas and condensate from a designated area of interest, and a net revenue interest in certain of the Company's future drilling activities not to exceed 0.49% of the Company's net interest. Proceeds primarily supplement exploration costs.

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

3.       ACQUISITION

         On May 12, 1999, the Company announced that on May 11, 1999 it had signed a Plan and Agreement of Merger with 3DX Technologies Inc. ("3DX") which provided for the merger of 3DX into the Company (the "Acquisition"). The shareholders of both companies approved the transaction at duly called shareholders meetings on September 23, 1999 and the merger was consummated the same day. The purchase price of the Acquisition was approximately $7.4 million of which $6.7 million was in the Company's common stock and $0.7 million was in the Company's preferred stock.

         The terms of the merger provided for 3DX shareholders to receive, at their election, either (i) the issuance of one share of Esenjay common stock for 3.25 shares of 3DX common stock; or (ii) the issuance of a new Esenjay convertible preferred stock at a ratio of one share of Esenjay convertible preferred stock for each 2.75 shares of 3DX common stock. Approximately 91% of the 3DX common shares converted into Esenjay common stock and approximately 9% were converted into Esenjay convertible preferred stock. As a result, Esenjay issued approximately 2,906,778 new shares of common stock and approximately 356,999 shares of convertible preferred stock. The convertible preferred stock may be redeemed at Esenjay's sole option until September 23, 2000 at $1.925 per share. If not redeemed by that time, the preferred will automatically convert into one share of Esenjay common stock on October 1, 2000 if the average closing price of Esenjay common stock is greater than or equal to $1.875 during the month of September 2000. If the Esenjay common stock averages less than $1.875 in September of 2000, the preferred holder has the right, during the month of October of 2000, to "put" the shares to Esenjay. If put, Esenjay will then have the right to retire the convertible preferred stock for $1.65 in cash or for common stock with the number of shares of common stock adjusted based upon a formula set out in the merger agreement. Under any scenario the convertible preferred stock is scheduled to be converted or redeemed not later than November 1, 2000.

         3DX Technologies Inc. was a Houston-based exploration and production company whose strategic business focus was the utilization of 3-D seismic imaging and other advanced technologies in the search for natural gas and oil principally in the onshore gulf coast of the United States. As a result of the merger, the Company employed four members of the reservoir engineering and geophysical staff of 3DX, plus one support person, increased its gas and oil reserves, its monthly gas and oil revenues, and expanded its ownership of 3D seismic data and projects.

         The Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair value at the date of acquisition. The Acquisition included at fair value, current assets of $2.5 million, property and equipment of $5.8 million, other assets of $0.1 million and liabilities of $0.9 million. The operating results of the Acquisition has been included in the Company's condensed consolidated financial statements from the date of acquisition. The following unaudited pro forma information presents a summary of the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998 as if the Acquisition had occurred on January 1, 1998.

                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                       SEPTEMBER 30                            SEPTEMBER 30
                                           -------------------------------------    ----------------------------------
                                                 1999                1998                1999               1998
                                           -----------------    ----------------    ---------------     --------------
Revenues                                   $   5,045,186        $  1,763,896        $   8,468,917       $  4,379,599
Total costs and expenses                       6,422,017           7,973,500           22,066,198         22,493,931
                                           -----------------    ----------------    ---------------     --------------
Net loss                                    $ (1,376,831)       $ (6,209,604)       $ (13,597,281)      $(18,114,332)
                                           -----------------    ----------------    ---------------     --------------
                                           -----------------    ----------------    ---------------     --------------

Preferred stock dividends                  $         ---        $        ---        $         ---       $     48,138
                                           -----------------    ----------------    ---------------     --------------
                                           -----------------    ----------------    ---------------     --------------
Basic and diluted loss
     per common and common
     equivalent share                      $       (0.07)       $      (0.35)       $       (0.73)      $      (1.69)
                                           -----------------    ----------------    ---------------     --------------
                                           -----------------    ----------------    ---------------     --------------

4.       RELATED PARTY TRANSACTIONS

         The Company's outstanding accounts receivable from employees and affiliates of the Company at September 30, 1999 and December 31,1998 was $258,278 and $963,700, respectively. The September 30, 1999 and December 31, 1998 receivables include approximately $47,787 from an affiliated partnership for which the Company serves as the managing general partner. In addition, the September 30, 1999 balance includes a net $108,642 receivable from EPC primarily related to joint interest billings. In June 1999 the Company closed a sale to Aspect of 12.5% (of 100%) interest in the Caney Creek Project, and a 12% (of 100%) interest in the Gillock Project, and all of the Company's undeveloped interests in the West Beaumont project area for an aggregate of approximately $2,700,000. Proceeds from the sale were used to help settle amounts due Aspect. At September 30, 1999 the Company had a remaining net account payable to Aspect in the amount of $684,988.

5.       COMMITMENTS AND CONTINGENCIES

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

         In September of 1999, the Company entered into a series of swap agreements on additional natural gas and oil production. It hedged 5,000 MMBtu's per day of natural gas for the months of September through December 1999 at a price of $3.055 per MMBtu, it hedged 3,000 MMBtu's per day for the period of January through March of 2000, 2,400 MMBtu's per day for the period April through June of 2000, and 1,700 MMBtu's per day for the period of July through September of 2000, the latter three hedges of which were all at a price of $2.68 per MMBtu. In addition, the Company entered into a "collar" hedge arrangement on certain of its oil production. This oil hedge was for a quantity equal to 300 barrels of oil per day in the fourth quarter of 1999, 280 barrels of oil per day in the first quarter of 2000, 256 barrels of oil per day in the second quarter of 2000, and 237 barrels of oil per day in the third quarter of 2000, all of which transactions were structured with an $18.00 floor price and a $20.40 cap price.

         As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas and oil production through October of 2000.

6.       NEW ACCOUNTING PRONOUNCEMENTS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis reviews Esenjay Exploration, Inc.'s and/or its predecessor Frontier Natural Gas Corporation's operations for the three and nine month periods ended September 30, 1999 and 1998 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

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

         In the first half of 1999, the Company completed a review of each of its operating departments in order to identify areas where it could increase efficiency and/or reduce costs. As a result, it has implemented personnel and procedural changes in the accounting, land and operations departments. These changes increased certain third quarter costs due to consultants fees, employment severance packages, and new systems implementation. However, as a result, the Company expects certain general and administrative cost decreases and management and operational efficiencies to increase.

         In 1999, the Company has participated in 25 new wells. Of the total wells drilled in 1999, ten were producing as of September 30, six are scheduled to commence production upon completion and pipeline connections, four were dry holes, and five were drilling. Only two of the 1999 wells were producing as of July 1, 1999, and as a result the Company's net daily oil and gas production has been increasing substantially throughout the third and early fourth quarters. Based upon estimated sustainable flow rates, the 1999 wells helped to have increase the Company's net daily production to approximately
500 barrels of oil per day and 15.0 million cubic feet of natural gas per day as of November 1, 1999.

         The Company entered 1999 having gone from nominal third quarter 1998 gas and oil revenues of approximately $35,000 per month and large operating cash flow deficits to a company which averaged $325,000 per month in net oil and gas revenues and associated hedging revenues from commodity transactions in the first six months of 1999. This number increased significantly as the wells drilled in 1999 continued to come on line. The Company averaged $859,000 per month in net oil and gas revenues in the third quarter. This allowed the Company to achieve positive operating cash flow (before capital expenditures, and before the costs of acquisition of new 3-D seismic data, and changes in working capital) in the third quarter. It has six additional wells which have already been drilled and are scheduled to commence production in 1999. In addition, the Company has finalized the sale of additional project interests since September 30, 1999, which sales resulted in increased availability of cash resources and enhanced working capital. (See "Liquidity and Capital
Resources").

         The Company will look to a variety of sources to fund its continuing capital expenditures budget, including it's credit facilities and sales of promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects. (See "Liquidity and Capital Resources").

         On May 12, 1999, the Company announced that on May 11, 1999 it had entered into a Plan and Agreement of Merger with 3DX Technologies, Inc. ("3DX") which provides for the merger of 3DX into the Company. The shareholders of both companies approved the transaction at their respective meetings on September 23, 1999 and the merger was consummated the same day. The terms of the merger provided for 3DX shareholders to receive, at their election, either (i) the issuance of one share of Esenjay common stock for
3.25 shares of 3DX common stock; or (ii) the issuance of a new Esenjay convertible preferred stock at a ratio of one share of Esenjay convertible preferred stock for each 2.75 shares of 3DX common stock. Approximately 91% of the 3DX common shares converted into Esenjay common stock and approximately 9% were converted into Esenjay convertible preferred stock. As a result, Esenjay issued approximately 2,906,778 new shares of common stock and approximately 356,999 shares of convertible preferred stock. Esenjay has approximately 18,775,227 total shares of common stock and 356,999 total shares of preferred stock outstanding.

         The convertible preferred stock may be redeemed at Esenjay's sole option until September 23, 2000 at $1.925 per share. If not redeemed by that time, the preferred will automatically convert into one share of Esenjay common stock on October 1, 2000 if the average closing price of Esenjay common stock is greater than or equal to $1.875 during the month of September 2000. If the Esenjay common stock averages less than $1.875 in September of 2000, the preferred holder has the right, during the month of October of 2000, to "put" the shares to Esenjay. If put, Esenjay will then have the right to retire the convertible preferred stock for $1.65 in cash or for common stock with the number of shares of common stock adjusted based upon a formula set out in the merger agreement. The convertible preferred stock is scheduled to be converted or redeemed not later than November 1, 2000.

         3DX Technologies Inc. was a Houston-based exploration and production company whose strategic business focus was the utilization of 3-D seismic imaging and other advanced technologies in the search for natural gas and oil principally in the onshore gulf coast of the United States. (See also Part II, Item 4 "Submission of Matters to a Vote of Security Holders" and Item 5 "Other Information").

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

         The Company relies on other producers and transmission companies to conduct its basic operations. Should any third party with which the Company has a material relationship fail, the impact could impair the Company's ability to perform its basic operation. Examples of such changes are an inability to transport production to market or an inability to continue drilling activities. Key third party vendors, producers and transmission companies have been contacted and have indicated Year 2000 compliance.

         The majority of the Company's technical applications are not date sensitive. Of those applications that are date sensitive, most have recently been, or are currently being, upgraded. The Company has completed the testing of Year 2000 modifications during the third quarter of 1999 and has determined that its primary systems performed correctly. However, if such modifications are not adequate or do not operate properly, the Year 2000 issue could have a material impact on the Company. Based upon its overall assessment of the impact of the Year 2000 issue and the results of inquiries made and testing performed, the Company does not plan to develop a contingency plan at this time. The Company will, however, continue to monitor its systems as they approach the Year 2000 and, if any unexpected developments arise that would require a contingency plan, the Company will develop such a plan.

         The Company's efforts with respect to the Year 2000 issue have been handled internally by management and other Company personnel. Costs of developing and carrying out this initiative are being funded from the Company's operations and have not represented a material expense to the Company. The Company has completed its cost assessment and currently believes that the costs of addressing the Year 2000 issue should not be significant and should not have a material adverse impact on the Company's financial condition.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company during the periods indicated:

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30                    SEPTEMBER 30
                                               1999           1998             1999           1998
                                            -----------    ------------     -----------    ------------
PRODUCTION:
     Gas (MMcf).......................          851.7           126.7          2078.4           183.0
     Oil and condensate (MBbls).......           33.4             2.7            50.2             6.2
     Total equivalent (Mmcfe).........         1052.1           142.9          2379.6           220.2
AVERAGE SALES PRICE:
     Gas (per Mcf)....................           2.45            1.82            1.81            2.07
     Oil and condensate (per Bbl).....          14.66           12.33           11.22           12.79
AVERAGE EXPENSES (PER MCFE):
     Lease operating (1)..............           0.10            0.31            0.20            0.45
     Depletion of oil and gas properties:        1.01            1.38            0.94            1.52

(1) Includes all direct expenses of operating the Company's properties, as well as production and ad valorem taxes.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         All comparative discussions should be considered in the context of the Acquisitions closed on May 14, 1998, which, together with related changes significantly modified the scope, focus and the method of doing business of the Company. As a result, the comparisons may be of more limited value when analyzing relevant trends.

         REVENUE. Total revenue increased 1,335.75% from $321,466 for the quarter ended September 30, 1998 to $4,615,442 for the quarter ended September 30, 1999. This is primarily attributable to the continuing growth of the Company's net gas and oil production as wells drilled in the first six months of 1999 began to come on line, which factors are further described below.
It was also significantly impacted by a $1,924,273 gain on the sale of certain unproven, undeveloped project interests to industry partners.

         Total gas and oil revenues increased 815.87% from $281,408 to $2,577,335. The increase in gas and oil revenue was attributed to the increase of properties placed in production during the quarter ended September 30, 1999, resulting from drilling activity during the first half of 1999, and the accrued revenues from properties acquired in the 3DX merger, closed on September 23, 1999. There was an increase in gain on sale of assets of $1,922,326 from $1,947 for the quarter ended September 30, 1998 to $1,924,273 for the quarter ended September 30, 1999. This increase was due to recorded gains on the sale of unproven, undeveloped project interests in the quarter.

         The Company also realized a loss from various commodity transactions totaling $30,376 for the third quarter of 1998. These losses were attributed to various transactions in which the Company hedged its future gas delivery obligations as a requirement of its bank loan facility. The Company recognized gains of $33,557 for the third quarter of 1999. These recognized gains were largely due to the average hedging prices received by the Company exceeding those spot market prices during the same period. The Company accrued unrealized gains of $10,817 for the third quarter of 1998; however, during 1999 the Company's production volumes have exceeded hedged volumes and, as a result, unrealized gains or losses are not realized. Operating fees decreased from $97,923 for the quarter ended September 30, 1998 to $69,803 for the quarter ended September 30, 1999. These decreases are attributed to the transfer of some operational activities to an affiliate. Other revenues increased $50,727 from a loss of $40,253 for the quarter ended September 30, 1998 to $10,474 for the quarter ended September 30, 1999.

         COSTS AND EXPENSES. Total costs and expenses increased 44.61% from $3,911,096 in the quarter ended September 30, 1998 to $5,655,816 in the quarter ended September 30, 1999. The increase in costs and expenses was primarily due to a combination of increases in amortization of unproved properties, depletion, depreciation and amortization, impairment of assets, exploration costs - dry hole costs, interest expense, production taxes, delay rentals, and lease operating expenses, and partially offset by a significant decrease in exploration costs--geological and geophysical.

         LEASE OPERATING EXPENSE increased 143.79% from $44,966 for the quarter ended September 30, 1998 to $109,622 for the quarter ended September 30, 1999. This was primarily attributed to operational cost from wells placed in production during late 1998 and the first nine months of 1999.

         PRODUCTION TAXES increased 687.90% from $20,084 for the quarter ended September 30, 1998 to $158,241 for the quarter ended September 30, 1999. The increase in production taxes was largely due to revenues of wells placed in production in late 1998 and during the first nine months of 1999. Also contributing was accrued taxes associated with accrued revenues from wells acquired with the 3DX merger.

         DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") increased 441.68% from $196,729 for the quarter ended September 30, 1998 to $1,065,641 for the quarter ended September 30, 1999. This increase to DD&A was attributed to wells placed in production late 1998 and during the first nine months of 1999. Of the total, $206,815 was associated with wells placed in production during the third quarter of 1999.

         AMORTIZATION OF UNPROVED PROPERTIES was $1,692,600 for the third quarter of 1999 (none in 1998). The Company will amortize the undeveloped and unevaluated value of the properties acquired pursuant to the acquisitions over a period not to exceed forty-eight months. (See "Overview - Successful Efforts Accounting and Related Matters").

         IMPAIRMENT OF ASSETS increased from $0 for the quarter ended September 30, 1998 to $358,106 for the quarter ended September 30, 1999. This increase was entirely attributed to an impairment charge taken by the Company against the book value of certain unproven, undeveloped project costs.

         EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL decreased 87.46% from $2,240,281 for the quarter ended September 30, 1998 to $280,896 for the quarter ended September 30, 1999. These exploration costs reflect the costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data.

         EXPLORATION COSTS - DRY HOLE increased 148.99% from $133,666 for the quarter ended September 30, 1998 to $332,820 for the quarter ended September 30, 1999.

         INTEREST EXPENSE increased from 0 dollars for the quarter ended September 30, 1998 to $212,538 for the quarter ended September 30, 1999 due to increased loans outstanding. The Company capitalizes a large portion of its interest associated with its ongoing projects, of which capitalized amounts totaled $139,102 for the quarter ended September 30, 1998 and $324,142 for the quarter ended September 30, 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES increased 2.62% from $1,234,414 for the quarter ended September 30, 1998 to $1,266,805 for the quarter ended September 30, 1999. Approximately $90,000 were costs associated with departmental reorganization during the third quarter of 1999, partially offset by $102,591 of prior period adjustments.

         DELAY RENTALS increased 335.95% from $40,956 for the quarter ended September 30, 1998 to $178,547 for the quarter ended September 30, 1999. The increase was attributed to rentals paid in connection with ongoing projects from the Company's project inventory.

         NET LOSS PER COMMON SHARE decreased from a net loss of $0.24 per share for the third quarter of 1998 to a net loss of $0.06 for the third quarter ended September 30, 1999. This was attributed to the factors enumerated above. There was a decrease in the net loss applicable to common stockholders of $2,549,256 from the third quarter of 1998 as compared to the third quarter of 1999. Approximately 16,062,000 weighted average common equivalent shares were outstanding at September 30, 1999 as compared with approximately 14,899,000 at September 30, 1998, which further influenced the decrease in net loss per share in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         All comparative discussions should be considered in the context of the Acquisitions closed on May 14, 1998 which, together with related changes, significantly modified the scope, focus, and method of doing business of the Company. As a result, the comparisons may be of more limited value when analyzing relevant trends.

         REVENUE. Total revenues increased 922.83% from $670,589 for the nine months ended September 30, 1998 to $6,858,991 for the nine months ended September 30, 1999. The Company's increasing net oil and gas production is the primary factor.

         Total gas and oil revenues increased 893.52% from $436,272 for the nine months ended September 30, 1998 to $4,334,441 for the nine months ended September 30, 1999. The increase in gas and oil revenues was primarily attributed to the effect of the onset of production from drilled project inventories. In addition, to the increase in gas and oil revenues for the nine months ended September 30, 1998, there was an increase in gain on sale of assets of $2,029,530 from $5,375 for the nine months ended September 30, 1998 to $2,034,905 for the nine months ended September 30, 1999. This increase was due to the closing of various sales of unproven, undeveloped project interests to third parties which resulted in an aggregate gain for the period. Increases from operations from both exploratory and developmental drilling have resulted in the increase of operating fees of 13.06% from $197,384 for the nine months ended September 30, 1998 to $223,154 for the nine months ended September 30, 1999. The Company realized a loss from various commodity hedges of $128,938 for the nine months ended September 30, 1998. These losses were attributed to various transactions in which the Company hedged future gas delivery obligations as a requirement of its bank loan facility. The Company realized net gains of $231,580 for the nine months ended September 30, 1999. This was due to the Company's average hedge pricing exceeding the spot market prices for the period. The Company recognized an unrealized gain on commodity transactions for the nine months ended September 30, 1998 of $97,888 as compared to none for the nine months ended September
30, 1999. This was due to the fact that 1999 oil and gas production volumes exceeded those of the hedged volumes and as a result the Company no longer recognizes unrealized gains or losses in its hedge accounts. In addition to the foregoing, the Company had other revenues of $62,608 for the nine months ended September 30, 1998, as compared to $34,911 for the nine months ended September 30, 1999. This decrease was primarily attributed to the reduction in interest income for trade and affiliate receivables.

         COSTS AND EXPENSES. Total costs and expenses increased 66.87% from $9,880,937 for the nine months ended September 30, 1998 to $16,488,765 for the nine months ended September 30, 1999. The increase primarily relates to the Company's change in scope, focus and method of doing business, which occurred upon the closing of the Acquisition Agreement among the Company, EPC and Aspect. As a direct result, staffing, departmental reorganization and activity volumes have greatly increased. The increase in costs and expenses was attributed to a combination of increases in amortization of unproved properties, depletion, depreciation and amortization, general and administrative costs, lease operating expense, impairment of assets, interest expense, production taxes, and delay rentals. Partially offsetting the aforementioned increases were decreases in exploration costs - geological and geophysical, exploration costs - dry hole, and transportation and gathering costs.

         LEASE OPERATING EXPENSES increased 378.86% from $100,699 for the nine months ended September 30, 1998 to $482,210 for the nine months ended September 30, 1999. The increase in lease operating expenses relates primarily to the operational cost for the Company's wells placed in production during late 1998 and during the first nine months of 1999. In addition, the Company incurred $149,067 of costs associated with the installation of compressors and road repairs.

         PRODUCTION TAXES increased 992.33% from $25,036 for the nine months ended September 30, 1998 to $273,475 for the nine months ended September 30, 1999. This increase was attributed to a combination of revenues of wells placed into production late 1998 and during the first nine months of 1999 and the accrued production taxes associated with accrued revenues obtained by the Company from the 3DX merger which closed on September 23, 1999.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A") increased 568.91% from $335,095 for the nine months ended September 30, 1998 to $2,241,468 for the nine months ended September 30, 1999. The increase was attributable to wells placed in production during late 1998 and the first nine months of 1999, of which $530,902 was associated with wells placed into production during the first nine months of 1999.

         AMORTIZATION OF UNPROVED PROPERTIES was $6,050,600 for the nine months ended September 30, 1999 (none in 1998). The Company has adopted a policy to amortize the undeveloped and unevaluated value of the properties acquired pursuant to the Acquisition Agreement between the Company and EPC and Aspect over a period not to exceed forty-eight months. (See - "Overview - Successful Efforts Accounting and Related Matters").

         IMPAIRMENT OF ASSETS was $358,106 for the nine months ended September 30, 1999 (none in 1998). This was an impairment charge on certain unproven, undeveloped project costs. The Company from time to time will elect to impair certain individual projects, prospects or properties based on the estimated economic value of those assets.

         EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL decreased 68.87% from $5,028,381 for the nine months ended September 30, 1998 to $1,565,374 for the nine months ended September 30, 1999. The decrease resulted from a decreased volume of new 3-D data acquisitions during the nine months ended September 30, 1999. These exploration costs reflect costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's technology enhanced exploration program on the Exploration Projects has required the acquisition and interpretations of substantial quantities of data. The Company considers 3-D seismic data a valuable asset; however, its successful efforts accounting method requires such costs to be expensed for accounting purposes.

         EXPLORATION COSTS - DRY HOLE decreased 66.08% from $1,173,767 for the nine months ended September 30, 1998 to $398,098 for the nine months ended September 30, 1999. The reduction can be attributed to the Company's high percentage of drilling success from late 1998 continuing through the nine months ended September 30, 1999.

         INTEREST EXPENSE increased 139.09% from $217,899 for the nine months ended September 30, 1998 to $520,977 for the nine months ended September 30, 1999. The increase in interest expense was attributable to the credit facility with Duke Energy Financial Services, Inc., which closed in February of 1999 and an increased borrowing base pursuant to the Company's credit facility with Bank of America NT&SA in October 1998. The Company capitalizes a large portion of its interest associated with ongoing projects, of which capitalized amounts totaled $898,261 for the nine months ended September 30, 1999 and $300,321 for the nine months ended September 30, 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES increased 47.22% from $2,954,021 for the nine months ended September 30, 1998 to $4,348,901 for the nine months ended September 30, 1999. This was primarily due to increases in operational expenses incurred after May 14, 1998, the effective date of the Acquisition Agreement with Aspect and EPC. After such time, the Company's scope, focus and method of business increased greatly. Approximately $281,323 in costs for the nine months ended September 30, 1999 were costs associated with departmental reorganization, information systems conversions and implementation.

         DELAY RENTALS increased 442.05% from $46,039 for the nine months ended September 30, 1998 to $249,556 for the nine months ended September 30, 1999. These increased rentals were costs associated with maintaining the Company's position in its ongoing project inventory.

         NET LOSS PER COMMON SHARE decreased from a net loss of $1.18 per share for the third quarter of 1998 to a net loss of $0.61 per share for the third quarter of 1999. Due to factors discussed above, there was a decrease in net loss applicable to common stockholders of $419,426 from the third quarter of 1998 as compared to the third quarter of 1999, and the combination of the increased number of weighted average shares of common equivalent shares at September 30, 1999 resulting from the merger of 3DX. Approximately 15,881,000 weighted average common equivalent shares were outstanding at September 30, 1999 as compared with approximately 7,857,000 at September 30, 1998.

KNOWN AND ANTICIPATED TRENDS, CONTINGENCIES AND DEVELOPMENTS IMPACTING FUTURE OPERATING RESULTS.

         The Company's future operating results will continue to be substantially dependent upon the success of the Company's efforts to develop the projects acquired in the Acquisitions and the acquisition of 3DX, as well as its other prospects.

         Management continues to believe these projects represent the most promising prospects in the Company's history. The wells drilled on projects acquired pursuant to the Acquisitions in 1998 and 1999 continue to substantially increase the Company's revenues. Conversely, the capital expenditures planned in the remainder of 1999 and into 2000 will continue to require substantial outlays of capital to explore, develop and produce. Drilling results for 1998 resulted in substantial revenue increases. Drilling results in the first ten months of 1999 have resulted in rapidly expanding revenues in 1999. The Company anticipates certain general and administrative cost decreases in the fourth quarter and in 2000 due to personnel and systems changes which have been implemented, which are intended to increase efficiency and/or reduce costs. However, pursuant to the acquisition of 3DX Technologies, Inc., certain of the planned savings have been offset by staff additions pursuant to the merger. The cost additions should be more than offset by revenue increases from producing properties acquired in the merger and the additions expand the Company's ability to manage and create value from its broad project inventory. However, because of the Company's expanded 1999 drilling budget, capital from sources other than cash flow from operations will continue to be required for funding planned exploration activities. The Company's 1999 and 2000 budgets continue to include the sales of certain project interests to industry partners, which have not materialized in the first nine months of 1999 as rapidly as planned. The Company's drilling program will have to be reduced if the Company does not execute such sales in the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company incurred approximately $13,639,586 in drilling, completion, land and seismic costs net to its account in the first nine months of 1999. It has currently budgeted over $6,000,000 in such costs in the fourth quarter of 1999, and plans a $26,000,000 budget for 2000. These budgeted amounts are based upon exploration opportunities and may be adjusted based upon available capital. The Company's sources of financing include borrowing capacity under its existing and potential new credit facilities, the sale of promoted interests in the Exploration Projects to industry partners and cash provided from operations. The Company's budget includes the sales of certain project interests to industry partners, which did not materialize as rapidly as planned in the first nine months of 1999. The Company expects said sales will continue to be consummated but may have to delay the drilling of certain wells pending such sales. The Company's drilling program may have to be reduced if the Company does not execute such sales in the fourth quarter of 1999.

         The Company entered 1999 having gone from nominal second quarter 1998 gas and oil production of approximately $35,000 per month and large operating cash flow deficits to a company which averaged $870,000 per month in oil and gas revenues and in realized revenue from hedges on production in the third quarter of 1999, most which is attributable to wells which commenced production in quarter. Gas and oil production is expected to continue to increase as new gas and oil production from wells drilled in 1999 continue to come on line. Of the total wells drilled in 1999, ten were producing as of September 30, six are scheduled to commence production upon completion and/or pipeline connections, four were dry holes, and five were drilling. Only two of the 1999 wells were producing as of July 1, 1999, and as a result the Company's net daily oil and gas production has been increasing substantially throughout the third and early fourth quarters. Based upon estimated sustainable flow rates, the 1999 wells have increased the Company's net daily production to approximately 500 barrels of oil per day and 15.0 million cubic feet of natural gas per day as of November 1, 1999. This represents an increase from the 150 barrels of oil per day and 4,250,000 cubic feet of natural gas per day being produced at the end of the second quarter of 1999. Additional success in 1999 on wells currently drilling is expected to continue the trend. This should allow the Company to achieve steadily increasing operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandate to be expensed rather than capitalized).

         In the quarter ended September 30, 1999, the Company closed one significant sale of project interests for a total of approximately $4,800,000. It has also closed the sale of two additional sales of project interests in the fourth quarter of 1999. The transaction which closed in the third quarter was a sale to Helmerich & Payne, Inc., ("H&P"). The sale was a sale of non-producing undeveloped interests comprised of a 20.8% interest in the Company's Lovells Lake project, in which the Company retains a 12.5% interest, a 33.3% in the Company's Bauer Ranch project, which represented the Company's entire interest in said project, and the Company's interest in deep rights in its Gillock project. The deep rights in the Gillock project were rights below the Nodosaria Sands, and the Company retained all of its rights in depths above the Nodosaria Sands. All of its ownership in locations and reserves proven by prior drilling in the areas involved were exempt from the sale and retained by the Company. H&P also received certain interests in three project areas which have not presently been evaluated by 3-D seismic data.

         In October of 1999, the Company sold 50% of its interest in a 3-D project it has assembled and calls the Papalote project. The sale is also to H&P for a total cash consideration of $3,000,000. Of this amount, $2,000,000 was paid upon closing with the remainder deferred until completion of a 3-D seismic survey over the Papalote project anticipated to be completed in the first quarter of 2000. The Company sold interests in the project ranging from 20% to 30% (depending upon geographical location within the area). As a result, the Company retains ownership interests which range from 34% to 48%
(depending upon geographical location within the area) in the Papalote project. As a part of the sale, the Company is responsible for contracting and delivering a 3-D seismic survey over the project area at no additional cost to H&P.

         Project interests closed in October also included a transaction with Seagull Energy E&P, Inc. ("Seagull"), a subsidiary of Ocean Energy, Inc. Pursuant to this transaction, the Company will be paid a total of approximately $1.5 million to sell 50% of its net interest in four distinct drilling prospects located within the Company's Mikeska and Hall Ranch 3-D seismic projects. All four wells are scheduled to commence and/or complete drilling in the fourth quarter of 1999. After drilling of the four wells, Seagull will have earned a 45-day option to acquire 50% of the Company's net interest in the remaining drilled exploratory prospects within the Mikeska and Hall Ranch 3-D seismic projects for an additional $6.5 million, and a 45-day option to purchase 50% of the Company's net interest in four additional Wilcox trend 3-D seismic projects for an additional $2 million. After the initial four exploratory prospects are drilled, Seagull may defer exercising its option by electing to drill two additional exploratory wells. In such case, Seagull must pay the Company an additional cash consideration of from approximately $700,000 to $1,000,000. In the event Seagull does not exercise either of said options, it must pay the Company an additional $500,000 and grant the Company a 12.5% back-in after payout on the wells drilling pursuant to the initial phase of the exploration agreement.

         On September 23, 1999, at the meeting of its shareholders the Company approved the previously announced acquisition of 3DX Technologies Inc. ("3DX"). The shareholders of 3DX approved the merger on the same date and the merger was consummated on September 23, 1999. (See Part II, Item 4 "Submission of Matters to a Vote of Security Holders"). As part of the transaction the Company increased its working capital by approximately $2,340,283 and its long-term debt by $750,000.

         On October 23, 1998, the Company amended and restated its credit agreement dated January 3, 1996 with B of A. The amended agreement is in a total amount of $20,000,000 and provided for an immediate borrowing base of up to $9,000,000. The Company had drawn $8,350,000 pursuant to the B of A loan facility as of September 30, 1999. The loan is in two tranches. $4,750,000 is outstanding under Tranche A and $3,773,162 under Tranche B. Tranche A is a revolving facility with no required principal payments until 2000, after which it converts into a thirty-six month term loan. Tranche B is payable in interest only until maturity on April 13, 2000. Both loans are at a varied interest rate utilizing either the B of A's Alternate Reference Rate (Alternate Reference Rate is the greater of (i) B of A's Reference Rate and (ii) the Federal Funds effective rate plus 0.50%) or the London Interbank rate plus 2% for Tranche A and 4% for Tranche B. All undrawn funds will be available for future drilling activities of the Company, subject to the approval of the bank. The Tranche A loan is secured by a mortgage on most proven properties currently owned by the Company. In addition, certain mortgages on the Company's exploration project inventory secure Tranche B of the credit facility with B of A as well as the entire credit facility with Duke discussed below. All such shared collateral is governed by an intercreditor agreement between B of A and Duke in which B of A serves as the collateral agent. In addition to the foregoing, B of A received a 2.0% overriding royalty interest, proportionately reduced to the Company's net interest, in the properties classified as proven as of the date of closing and received a five year warrant to purchase 95,000 shares of common stock at a price equal to the average daily closing price of the Company's common stock for the thirty days prior to closing of the credit agreement. The credit agreement does not provide for any additional overriding interests in favor of B of A. Proceeds of the loan primarily supplement working capital and exploration costs. The Company expects further increases as recently drilled wells are engineered and come on line. The Company also assumed $750,000 in long term debt pursuant to the acquisition of 3DX Technologies Inc. which was payable to B of A. This amount was rolled into Tranche A of the Company's credit facility with B of A.

         On January 28, 1999, the Company closed a credit facility with Duke. This facility provided for Duke to loan up to $9,000,000 to the Company for eighteen months pursuant to a decreasing facility. The commitment reduces by $930,000 per quarter and reduces to zero on August 1, 2000. The Company has fully drawn the facility and had $7,140,000 on said facility outstanding as of September 30, 1999. Principal outstanding cannot exceed the commitment amount at any time. Duke is paid interest at a rate of prime plus 4%. The facility reduces by $1,860,000 in February of 2000, $930,000 in May of 2000, and is to be fully paid in August of 2000.

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

         At September 30, 1999, the Company's current ratio was in noncompliance with the covenants of the B of A credit agreement and the Company's interest coverage ratio was in compliance for the quarter ended September 30, 1999 but not for the one year period ended September 30, 1999, and as such was also in noncompliance. B of A has waived said noncompliance at September 30, 1999. Although the Company believes it can be in compliance with these covenants throughout the remainder of 1999 and 2000, there can be no assurance that it will be in compliance. As a result it is possible that additional waivers may be needed in the future. In the event B of A did not grant such waivers, if needed, the Company would be in noncompliance of the covenants and would seek alternative financing arrangements.

         The Company will require additional sources of capital to fund its exploration budget over the remainder of 1999 and the first half of 2000. It will also have to retire and/or refinance the current portion of its long term debt. It anticipates substantial growth of its bank credit facility based upon proven reserves of gas and oil added by its exploration program. B of A is the survivor of the recent merger of NationsBank of Texas, N.A., and Bank of America NT&SA and changed its name of B of A. The staff of the small-cap oil and gas loan department of B of A has been released and the commitment of B of A to serve any small cap oil and gas company in the industry is in doubt. The Company intends to continue to work with B of A, but is prepared to change its banking relationship to a lender more committed to the small cap oil and gas area, if necessary, to receive competitive debt capital availability. Management believes satisfactory credit facilities will be available from alternative sources at competitive rates secured by the Company's expanding portfolio of proven, producing oil and gas properties. It also plans to continue to sell promoted interests in certain of its Exploration Projects to fund its exploration program in 1999 and 2000. In the fourth quarter of 1999, its capital expenditures budget will be significantly dependent upon sales of additional interests in the Exploration Projects. Said sales have not materialized as rapidly as expected and the Company may delay the drilling of certain wells if such sales are not timely under contract. The Company is actively marketing certain project interests and management anticipates sufficient sales will be timely consummated.

         The Company historically has addressed its long-term liquidity needs through the issuance of debt and equity securities, through bank credit and other credit facilities, sales of project interests to industry partners and with cash provided by operating activities. Its major obligations at November 12, 1999, consisted principally of (i) servicing loans under the credit facilities with B of A and with Duke and other loans, (ii) funding of the Company's exploration activities, and (iii) funding of the day-to-day operating costs.

         The Company has an ambitious capital expenditure plan for the balance of 1999 and 2000, which includes approximately $4,600,000 in drilling and completion costs in the fourth quarter of 1999 and $18,000,000 in 2000, and an additional $1,900,000 and $8,000,000, respectively, in geological, geophysical and land costs for said periods. Cash flow from operations will contribute significantly to said budgets, but substantial additional funds in the form of sales of project interests and/or long term debt will be needed. In addition, the Company must restructure and/or retire $11,013,162 in current portion of long term debt in 2000. It believes a substantial source of capital will be oil and gas production loans secured by reserves discovered to date pursuant to its exploratory drilling activities, but it does not currently have additional lending commitments for such debt.

         Many of the factors that may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of financing and its operational results. The Company continues to examine alternative sources of long-term capital, including the acquisition of a company with producing properties for common stock or other equity securities, and also including bank borrowings, the issuance of debt instruments, the sale of common stock or other equity securities, the issuance of net profits interests, sales of promoted interests in its Exploration Projects, and various forms of joint venture financing. In addition, the prices the Company receives for its future oil and natural gas production and the level of the Company's production will have a significant impact on future operating cash flows.

         In order to minimize the pricing risk associated with oil and gas sales, the Company has entered into hedging transactions with Bank of America's Financial Engineering and Risk Management Group.

         The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the fluctuations and the effect of price declines or swings. In October of 1998, the Company entered into two swap agreements, one for 4,000 MMBtu's per day of its Gulf Coast natural gas production for $2.14 per MMBtu for the period beginning November 1998 and ending in October 1999, and the second one for 700 MMBtu's per day of its Gulf Coast natural gas production for $2.13 per MMBtu for the period beginning November 1998 and ending in October 1999. Both of these swap agreements were supplemented in December 1998 when the Company entered into additional swap agreements, one of which was for 4,000 MMBtu's per day of its Gulf Coast natural gas production for $2.07 per MMBtu for the period beginning November 1999 and ending in October 2000, and the second one was for 700 MMBtu's per day of its Gulf Coast natural gas production for $2.07 per MMBtu for the period beginning November 1999 and ending in October 2000. In September of 1999, the Company entered into a series of swap agreements on additional natural gas and oil production. It hedged 5,000 MMBtu's per day of natural gas for the months of September through December 1999 at a price of $3.055 per MMBtu, it hedged 3,000 MMBtu's per day for the period of January through March of 2000, 2,400 MMBtu's per day for the period April through June of 2000, and 1,700 MMBtu's per day for the period of July through September of 2000, the latter three hedges of which were all at a price of $2.68 per MMBtu. In addition, the Company entered into a "collar" hedge arrangement on certain of its oil production. It also entered into an oil hedge for a quantity equal to 300 barrels of oil per day in the fourth quarter of 1999, 280 barrels of oil per day in the first quarter of 2000, 256 barrels of oil per day in the second quarter of 2000, and 237 barrels of oil per day in the third quarter of 2000, all of which transactions were structured with an $18.00 floor price and a $20.40 cap price. As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas and oil production through October of 2000.

         WORKING CAPITAL. At September 30, 1999, the Company a cash balance of $1,060,615, total current assets of $8,441,234, and total current liabilities of $22,653,884. This resulted in a working capital deficit of $14,212,650. The largest component of the working capital deficit was the current portion of long term debt which totaled $11,013,162, which is due in varying amounts from the time frame February through August of 2000. The Company believes that its rapidly increasing portfolio of proven and, in particular, proven developed oil and gas reserves, when combined with its existing large inventory of unproven projects will allow it to effectively restructure the current portion of long term debt into longer maturities in the next 90 to 120 days. As part of its plan to do so, the Company has retained outside consulting engineers to prepare third party evaluations of its proven reserve base, which independent evaluations will be utilized in conjunction with the financial restructuring. Management believes that this restructuring can be accomplished with competitive financing in a timely manner. The factors which contribute to this conclusion include the Company's consistently increasing net oil and gas production and associated revenues. The revenues will now enable it to fund significant portions of its capital expenditures budget from cash generated by operations. The Company's net working capital deficit, not including the current portion of long term debt, was $3,199,488 at September 30, 1999. Its cash position was enhanced in October of 1999 by its previously referenced sale of 50% of its interest in its recently assembled Papalote project for a cash consideration of $2,000,000 plus an additional $1,000,000 due in the future, and its previously referenced sale of project interests to Seagull generating total cash proceeds net to the Company in the fourth quarter of approximately $890,000. The Company expects its trend of increasing gas and oil revenues and associated hedging revenues from commodity transactions will continue the growth in revenues in excess of the ongoing costs of operations throughout the fourth quarter and beyond, which will also enhance the Company's working capital position. The net working capital can be negatively effected by the Company's continuing aggressive capital expenditures program on its exploration projects to the extent said capital expenditures exceed cash generated from the sale of interests to industry partners. The Company is currently marketing certain project interests which, if closed prior to December 31, 1999, could result in the Company having positive working capital at year end other than the current portion of its long term debt. As indicated above, the Company anticipates restructuring said current portion of long term debt in the next 90 to 120 days.

         SUMMARY. The Company believes it is positioned to continue to expand its exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation took several years of time and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects throughout the balance of 1999 and 2000.

         As evidence of this activity the Company has participated in the drilling of 25 wells on its exploration projects in the first ten months of 1999. Of the total wells drilled in 1999, ten were producing as of September 30, six are scheduled to commence production upon completion and pipeline connections, four were dry holes, and five were drilling. The addition of wells drilled in 1999 to producing status in the third quarter has increased the Company's net daily production to approximately 500 barrels of oil per day and 15.0 million cubic feet of natural gas per day as of November 1, 1999. The Company expects that these revenues will not only provide positive operating cash flow in the balance of the year (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandates to be expensed rather than capitalized), but begin to contribute significantly to future drilling expenditures in 2000. The Company's recent drilling results have further served to increase its confidence in its future drilling on the technology enhanced Exploration Projects. Additional exploration success would continue this positive trend. Pending the expected sale of project interests to industry partners in the fourth quarter, the Company could, however, have to delay certain of its drilling activities.

         The Company expects to fund significant portions of its drilling and completion costs in 2000 from operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs); however, its exploration plan includes large portions of its fourth quarter 1999 and 2000 capital expenditure budgets which will not be funded from cash flow. The Company will continue to look to a variety of sources to fund its continuing capital expenditures budget including credit facilities and sales of promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects. This process will be limited more by capital availability than by its inventory of drillable prospects.

         Timing of funding its exploration budget will determine the pace of drilling and, to the extent drilling is successful, the growth of future oil and gas revenues. Management believes expanded credit facilities will be available to it throughout the next year, and that strategic sales of prospect interests will be contracted and closed which will allow it to continue its planned exploration activities throughout 1999 and 2000.

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

         In the third quarter, the Company and EPC agreed with counsel for the plaintiff on a procedure for verification of the Company's ongoing safety plan, and as a result the lawsuit has been dismissed with prejudice at no cost to the Company or EPC.

ITEM 2.  CHANGES IN SECURITIES.

         In the quarter ended September 30, 1999, the Company issued 42,304 shares of its common stock pursuant to its employees' 401-K plan. The shares represent the employer's pro rata match of employee contributions. The shares are presently unregistered but are intended to be registered in 1999.

              Effective September 30, 1999, Esenjay Exploration, Inc. completed the acquisition of 3DX Technologies Inc. via merger. The terms of the merger provided for 3DX shareholders to receive, at their election, either (i) the issuance of one share of Esenjay common stock for 3.25 shares of 3DX common stock; or (ii) the issuance of a new Esenjay convertible preferred stock at a ratio of one share of Esenjay convertible preferred stock for each 2.75 shares of 3DX common stock. Approximately 91% of the 3DX common shares converted into Esenjay common stock and approximately 9% were converted into Esenjay convertible preferred stock. As a result, Esenjay issued approximately 2,906,778 new shares of common stock and approximately 356,999 shares of convertible preferred stock.

         The convertible preferred stock may be redeemed at Esenjay's sole option until September 23, 2000 at $1.925 per share. If not redeemed by that time, the preferred will automatically convert into one share of Esenjay common stock on October 1, 2000 if the average closing price of Esenjay common stock is greater than or equal to $1.875 during the month of September 2000. If the Esenjay common stock averages less than $1.875 in September of 2000, the preferred holder has the right, during the month of October of 2000, to "put" the shares to Esenjay. If put, Esenjay will then have the right to retire the convertible preferred stock for $1.65 in cash or for common stock with the number of shares of common stock adjusted based upon a formula set out in the merger agreement. Under any scenario the convertible preferred stock is scheduled to be converted or redeemed not later than November 1, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 23, 1999, the annual meeting of shareholders of Esenjay Exploration, Inc. was held. At that meeting the shareholders voted as follows:


a)       To approve the Plan and
         Agreement of Merger with
         3DX whereby the Company
         would acquire 3DX.                 For 12,666,663          Against 14,681      Abstain 10,805
                                                ----------                  ------              ------

b) The following directors were elected (by the vote indicated) at such meeting:

         Name of Nominee                    Number of            Number of              Number of
                                            Shares Voted For     Shares Voted Against   Shares Abstained
         David W. Berry                     14,766,574           0                      36,163
         Alex B. Campbell                   14,771,148           0                      31,589
         Charles J. Smith                   14,739,904           0                      62,831

ITEM 5.  OTHER INFORMATION.

         Immediately after the shareholders meetings on September 23, 1999 of the Company and the shareholders meeting of 3DX, at which shareholders meetings the Plan and Agreement of Merger with 3DX was approved by the shareholders of both companies, the merger was consummated. The Company believes the consummation of the merger is in its best interest for an array of reasons, in particular, including the following:

         - The Company and 3DX had interests in a number of the same exploration projects, including interests in seismic data in those exploration projects; therefore, the Company believes the merger increased its interest in these projects giving it greater control of the operation and development of such projects;

         - 3DX owned interests in exploration projects in which the Company did not have an interest, but which the Company believed had been valuable additions to its project inventory;

         - The acquisition of 3DX has resulted in the acquisition by the Company of interests in additional exploration assets, including interests in proven developed natural gas and oil properties;

         - Certain key professional technical personnel previously employed by 3DX have remained on the staff of the Company, thereby expanding its array of professional exploration personnel;

         - The elimination of duplicate overhead and regulatory burdens and costs associated with operating two separate entities can allow for increased efficiencies and operating cash flow out of the consolidated reserves.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits
              (2)     Plan and Agreement of Merger of Esenjay Exploration,
                      Inc. and 3DX Technologies Inc. is incorporated by reference to the Company's Quarterly Report on Form
                      10-QSB for the quarter ended March 31, 1999 dated May
                      19, 1999 wherein the same appears as Exhibit 2.
              (4)     Certificate Of Designations Of Esenjay Exploration, Inc.
                      Establishing The Designations, Preferences, Limitations
                      And Relative Rights Of Its Series A. Convertible Preferred
                      Stock
              (11)    Computation of Earnings Per Common Share
              (27.1)  Financial Data Schedule

       (b)    Reports on Form 8-K
              Form 8-K, filed October 8, 1999, is incorporated herein by reference.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                 ESENJAY EXPLORATION, INC.



Date:    November   , 1999       By:    /s/ MICHAEL E. JOHNSON
         -----------------              ---------------------------
                                        MICHAEL E. JOHNSON, President,
                                        Chief Executive Officer and Director

Date:    November   , 1999       By:    /s/ DAVID B CHRISTOFFERSON
         -----------------              --------------------------
                                        DAVID B. CHRISTOFFERSON,
                                        Senior Vice President, General Counsel,
                                        Principal Financial Officer

Date:    November   , 1999       By:    /s/ ANGELA CONWAY
         -----------------              ----------------------------
                                        ANGELA CONWAY
                                        Controller and
                                        Principal Accounting Officer