Form 10KSB
period 1999-12-31
ESENJAY EXPLORATION INC
filed 2000-04-14
CIK 901611

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ]               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

       Registrant's telephone number, including area code: (361) 883-7464

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

         Yes [ X ]  No [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $12,566,165

         The aggregate market value of the voting stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $17,686,299 on March 27, 2000 (based on the last sales price of $2.031 per share as reported on the NASDAQ Stock Market).

         18,837,699 shares of the registrant's common stock were outstanding as of March 27, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    REGISTRANT'S PROXY STATEMENT FOR ITS 2000 ANNUAL MEETING OF SHAREHOLDERS
                   IS INCORPORATED BY REFERENCE INTO PART III

                            ESENJAY EXPLORATION, INC.
                        FOR YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS
                                   FORM 10-KSB

                                     PART I

ITEM                                                                                                           PAGE
----                                                                                                           ----
1.       Description of Business..............................................................................    3

2.       Description of Property..............................................................................   18

3.       Legal Proceedings....................................................................................   20

4.       Submission of Matters to a Vote of Security Holders..................................................   20

                                     PART II

5.       Market for Common Equity and Related Stockholder Matters.............................................   21

6.       Management's Discussion and Analysis or Plan of Operation............................................   22

6A.      Quantitative and Qualitative Disclosures about Market Risks..........................................   31

7.       Financial Statements.................................................................................   32

8.       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................................................   51

                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................................................   52

10.      Executive Compensation...............................................................................   52

11.      Security Ownership of Certain Beneficial Owners
           and Management.....................................................................................   52

12.      Certain Relationships and Related Transactions.......................................................   52

                                     PART IV

13.      Exhibits and Reports on Form 8-K.....................................................................   53

         Signatures...........................................................................................   55


                                     PART I

         This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the introductory paragraph to Management's Discussion and Analysis beginning on page 22 of this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

                                   THE COMPANY

         Esenjay Exploration, Inc. (the "Company") is an independent energy company engaged in the exploration for and development of natural gas and oil. The Company has assembled a diverse inventory of technology enhanced natural gas and oil exploration projects primarily along the Texas and Louisiana Gulf Coast (the "Exploration Projects"). These Exploration Projects include interests in 28 projects the Company acquired on May 14, 1998 (the "Acquisitions") from Esenjay Petroleum Corporation ("EPC") and Aspect Resources LLC ("Aspect") pursuant to an Acquisition Agreement and Plan of Exchange (as amended, the "Acquisition Agreement"). The Exploration Projects also include the Company's interests in projects acquired both before and after consummation of the Acquisitions. The Company, EPC and Aspect have spent several years identifying and evaluating many of the Exploration Projects. Each of the Exploration Projects differs in scope and character and consists of one or more types of assets, such as 3-D seismic data, leasehold positions, lease options, working interests in leases, royalty interests or other mineral rights. In September of 1999 the Company acquired 3DX Technologies Inc., pursuant to which acquisition it expanded its ownership in certain of its exploration projects, added interests in other projects, and expanded its technical staff.

         OVERVIEW OF CURRENT ACTIVITIES AND RECENT EVENTS. Most of the Exploration Projects have been enhanced with 3-D seismic data in conjunction with computer aided exploration ("CAEX") technologies. The 3-D seismic data acquired to date covers approximately 1,844 square miles, with additional 3-D seismic surveys currently in process. A significant number of the Exploration Projects have reached the drilling stage, and the Company has budgeted approximately $18 million to fund its drilling and completion budget in 2000. It has also budgeted approximately $8 million for additional land and geophysical costs for a total 2000 capital expenditure budget of approximately $26 million. The budget is projected to fund the Company's net cost in over 40 wells. The Company currently has capital resources to substantially fund its 2000 capital expenditures budget. (See Management's Discussion and Analysis - Liquidity and Capital Resources). The Company believes that the Exploration Projects represent a diverse array of technology enhanced, 3-D seismic evaluated, ready to drill natural gas exploration projects.

         The Company, which utilizes the successful efforts method of accounting, entered 2000 having gone from nominal second quarter 1998 gas and oil revenues of approximately $35,000 per month and large operating cash flow deficits to a company with over $1,815,637 per month in oil and gas revenues in the fourth quarter of 1999. This revenue number grew rapidly in the second half of 1999 as wells drilled began to rapidly come on line. Revenues are expected to continue to increase in 2000. In addition, since December 31, 1999, the Company has closed a long term $29,000,000 financing facility with $21,000,000 available with Deutsche Bank AG, New York Branch, which repaid all existing long term debt of approximately $15.8 million, including $11,013,162 which was classified as current at December 31, 1999. It has also closed a sale of project interests to an industry partner for a total of $10,940,000 ($10,585,981 net after transaction fees) to the Company. The closed financing, combined with the closed project interest sale, enhanced working capital and will significantly contribute to the Company's 2000 capital expenditure plan. (See "See Management's Discussion and Analysis - Liquidity and Capital Resources"). A survey of the Company's history is set forth below.

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

         On May 14, 1998 after a Special Meeting of Shareholders, the Company closed the transactions provided for in the Acquisition Agreement, implemented the Reverse Split, and completed the Reincorporation. All references in the accompanying financial statements to the number of common shares have been restated to reflect the foregoing. In addition, as required by the Acquisition Agreement, the Company called for redemption, all of its issued and outstanding cumulative convertible preferred stock and did redeem said preferred stock. The result of the foregoing is that the Company conveyed a substantial majority of its Common Stock to acquire an array of significant technology enhanced natural gas oriented exploration projects. The Company believed the Acquisitions would facilitate expanded access to capital markets due to the value and diversity of its exploration project portfolio. The Company also believes the transactions significantly enhanced the Company's management team.

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

         OVERVIEW OF 1999 ACTIVITIES. As a result of the above-described acquisitions, restructuring, and the underwritten offering, the Company believed it was, and believes it continues to be, positioned for a period of significant exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation, required several years and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects in 1999 and subsequent years.

         In the first half of 1999, the Company completed a review of each of its operating departments in order to identify areas where it could increase efficiency and/or reduce costs. As a result, it has implemented personnel and procedural changes in the accounting, land and operations departments. These changes increased certain third quarter costs due to consultants fees, employment severance packages, and new systems implementation. However, as a result, the Company expects to achieve increased cost efficiency in certain general, administrative, management and operational areas.

         In 1999, the Company participated in 29 new wells which reached total depth and were logged during the year. Of the total wells drilled and logged in 1999, 20 were producing as of March 28, 2000, 2 are scheduled to commence production upon completion and pipeline connections, 7 were dry holes, 1 of which logged productive but had mechanical completion problems and will be redrilled. Only 2 of the 1999 wells were producing as of July 1, 1999, and as a result the Company's net daily oil and gas production increased substantially throughout the third and fourth quarters. Based upon estimated sustainable flow rates, the 1999 wells helped to increase the Company's net daily production to approximately 532 barrels of oil per day and 14,605 million cubic feet of natural gas per day as of December 1999.

         The Company's net cost in the 29 wells was approximately $8,652,439 for drilling and completion, not including certain prior expenditures incurred at the project level for land and seismic. It should be noted that the Company defines a "project" as a distinct 3-D seismic data area which often comprises several distinct exploratory "prospects". Net reserves attributable to the 29 wells drilled in 1999 total 18,466,712 MCFE including 1999 production and December 31, 1999 remaining reserves. On a present value basis, the Company achieved a present value in excess of four times the 1999 drilling and completion costs expended.

         The Company ended 1999 having gone from nominal third quarter 1998 gas and oil revenues of approximately $35,000 per month and large operating cash flow deficits to a company which averaged $1,815,637 per month in net oil and gas revenues and associated hedging revenues from commodity transactions in the fourth quarter of 1999. This number increased significantly as the wells drilled in 1999 continued to come on line. This allowed the Company to achieve positive operating cash flow (before capital expenditures, and before the costs of acquisition of new 3-D seismic data, and changes in working capital) in the third quarter, which operating cash flow increased in the fourth quarter. As a result of this trend, approximately 56% of the Company's 1999 gas and oil revenue were attributable to the fourth quarter of the year.

         On May 12, 1999, the Company announced that it had entered into a Plan and Agreement of Merger with 3DX Technologies, Inc. ("3DX") which provided for the merger of 3DX into the Company. The shareholders of both companies approved the transaction at their respective meetings on September 23, 1999 and the merger was consummated the same day. The terms of the merger provided for 3DX shareholders to receive, at their election, either (i) the issuance of one share of Esenjay common stock for 3.25 shares of 3DX common stock; or (ii) the issuance of a new Esenjay convertible preferred stock at a ratio of one share of Esenjay convertible preferred stock for each 2.75 shares of 3DX common stock. The preferred stock does not require payment of dividends. Approximately 91% of the 3DX common shares converted into Esenjay common stock and approximately 9% were converted into Esenjay convertible preferred stock. As a result, Esenjay issued approximately 2,906,800 new shares of common stock and approximately 357,000 shares of convertible preferred stock.

         The convertible preferred stock may be redeemed at Esenjay's sole option until September 23, 2000 at $1.925 per share. If not redeemed by that time, the preferred will automatically convert into one share of Esenjay common stock on October 1, 2000 if the average closing price of Esenjay common stock is greater than or equal to $1.875 during the month of September 2000. If the Esenjay common stock averages less than $1.875 in September of 2000, the preferred holder has the right, during the month of October of 2000, to "put" the shares to Esenjay. If put, Esenjay will then have the right to retire the convertible preferred stock for $1.65 in cash or for common stock with the number of shares of common stock adjusted based upon a formula set out in the merger agreement. The convertible preferred stock is scheduled to be converted or redeemed not later than November 1, 2000. Prior to that time no dividends accrue or are required to be paid other than as would participate with any common stock dividends, which common stock dividends are not anticipated to be declared.

         OVERVIEW OF 2000 ACTIVITIES. The Company believes it enters 2000 in a position to continue to expand its exploration activities on its technology-enhanced projects. By utilizing its increased capital available to it from cash flow, financings and industry partner transactions, the Company intends to pursue an aggressive exploration budget in all of its major trends of activity. The Company's net daily production approximated 530 barrels of oil per day and

13,767 Mcf natural gas per day in March of 2000. This net production is after a reduction of 6 barrels of oil per day and 1,981 Mcf of natural gas per day attributable to the sale of interests in the Raymondville Project as described below in this paragraph. The Company has also successfully improved its working capital and cash resources. On February 7, 2000, it announced the closure of a $29 million credit facility with Deutsche Bank AG, New York Branch. Initial availability pursuant to the facility was $21 million with a borrowing base adjustment scheduled for the second quarter of 2000. A portion of the available proceeds was utilized to retire approximately $15.8 million of previously existing debt with Bank of America and Duke Energy Financial Services, Inc., of which approximately $11 million was classified as the current portion of long-term debt. The amount outstanding under the new facility was all classified as long term debt. In addition, the Company sold approximately 84.39% of its interest in its Raymondville Project in Willacy County to Cody Texas, L.P. for cash proceeds of $10,940,000 ($10,585,981 net of transaction fees). The sale closed on March 20, 2000 but was effective as of January 1, 2000. Pursuant to this sale the Company sold 3,462,967 MCFE of its reserves classified as proven as of December 31, 1999. Its borrowing base availability with Deutsche Bank was not reduced. The combination of these two financing transactions provided $15.8 million in net additional cash resources (after repayment of existing debt) and created significant positive working capital for the Company. As a result of its current cash flow and the impact of these two transactions, the Company believes it is well positioned to fund its 2000 drilling activities, the results of which are intended to help continue the upward trends of increasing cash flow and reserves. The Company will look to a variety of sources to further supplement its capital expenditures budget, including its credit facilities and sales of additional promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects.

         The Company has budgeted $18,000,000 in drilling and completion expenditures on interests in over 40 wells and an additional $8,000,000 in land and new seismic costs in 2000. The budgeted drilling and completion expenditures, which are primarily on exploratory wells, compares to total drilling and completion expenditures of approximately $8,652,439 in 1999 when the Company had less capital available. Through this exploration program, the Company believes it can continue its 1999 trends of rapid growth in net production, net revenues, operating cash flow, and net gas and oil reserves throughout the year 2000 and beyond. It believes that certain of its planned 2000 exploratory wells represent the highest upside potential to which the Company has been exposed.

         As of March 27, 2000, the Company has approximately 18,770,000 total shares of common stock and 357,000 total shares of preferred stock outstanding. It employs 40 full time employees, including 12 in its geological and geophysical departments, 7 in its operations department, and 11 in its land department. Its focus continues to be the implementation of its business strategy as set forth in this section.

         SUCCESSFUL EFFORTS ACCOUNTING AND RELATED MATTERS. The Company utilizes the successful efforts method of accounting. Under this method it expenses its exploratory dry hole costs and the field acquisition costs of 3-D seismic data as incurred. The undeveloped properties, which were acquired pursuant to the Acquisitions, were comprised primarily of interests in unproven 3-D seismic based projects, and were recorded in May of 1998 at an independently estimated fair market value of $54.2 million as determined by Cornerstone Ventures, L.P., a Houston, Texas based investment banking firm. Pursuant to the successful efforts method of accounting, the Company is amortizing such initial costs of unproved properties on a straight-line basis over a period not to exceed forty-eight months, as well as recognizing property specific impairments. As of December 31, 1999 the unamortized balance was $13,448,700. Hence significant non-cash charges have depressed reported earnings of the Company and will likely continue to do so in 2000; however, the non-cash charges will not affect cash flows provided by operating activities nor the ultimate realized value of the Company's natural gas and oil properties.

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

         USE OF 3-D SEISMIC AND CAEX TECHNOLOGIES. The Company attempts to enhance the value of its Exploratory Projects through the use of 3-D seismic and CAEX technologies, with an emphasis on direct hydrocarbon detection technologies. These technologies create computer generated 3-dimensional displays of subsurface geological formations that enable the Company's explorationists to more accurately map structural features to detect seismic anomalies that are not apparent in 2-D seismic surveys. The Company believes that 3-D seismic technology, if properly used, will reduce drilling risks and costs by reducing the number of dry holes, optimizing well locations and reducing the number of wells required to exploit a discovery. The Company believes that 3-D seismic surveys are particularly suited to its Exploration Projects along the Texas and Louisiana Gulf Coasts.

         EXPERIENCED TECHNOLOGICAL TEAM. The Company maintains an experienced technical staff, including engineers, geologists, geophysicists, landmen and other technical personnel. After the Acquisitions, the Company hired most of EPC's technical personnel, who, in some instances, have worked together for over 15 years. It further expanded its technical staff when it acquired 3DX in September of 1999. In addition, the Company has contracts with various geotechnical services consultants who provide the Company geophysical expertise in managing the design, acquisition, processing and interpretation of 3-D seismic data in conjunction with CAEX data.

         FOCUSED DRILLING OBJECTIVES. In addition to using 3-D seismic and CAEX technologies, the Company seeks to reduce exploration risks by primarily exploring at moderate depths that are deep enough to discover sizable gas accumulations (generally 8,000 to 12,500 feet) and that also are conducive to direct hydrocarbon detection, but not so deep as to be highly exposed to the greater mechanical risks and drilling costs incurred in the deep plays in the region. In conjunction with interpreting the 3-D seismic and CAEX data relating to the Company's moderate depth wells, the Company anticipates it will identify potential prospects in deep gas provinces that the Company may elect to pursue.

         CONTROL OF EXPLORATION AND OPERATIONAL FUNCTIONS. The Company believes that having control of the most critical functions in the exploration process will enhance its ability to successfully develop its Exploration Projects. The Company has a controlling interest in many of the Exploration Projects, including proprietary interests in most of the 3-D seismic data relating to those projects. As a result, the Company will often be able to influence the areas to explore, manage the land permitting and option process, determine seismic survey areas, oversee data acquisition and processing, prepare, integrate and interpret the data and identify each prospect drillsite. In addition, the Company will likely be the operator of a majority of the wells drilled within the Exploration Projects.

EXPLORATION PROJECTS

         Most of the Exploration Projects are concentrated within the Frio, Wilcox, Texas Hackberry and Yegua core project areas. The Frio core area generally is in the middle Texas Gulf Coast where the Company believes Frio targets exist at moderate depths. The Wilcox core area generally is in the middle Texas Gulf Coast in an area the Company believes to have prospects for Wilcox sand exploration. The Texas Hackberry core area is located in Jefferson and Orange Counties, Texas, in an area which the Company believes offers drilling opportunities in the Hackberry formations, as well as Miocene and deeper Vicksburg sands. The Yegua trend extends from San Patricio County in Texas through Beauregard and Calcasieu Parishes in Louisiana. The Company became active in two portions of this trend in 1999. Other Exploration Projects consist of the Starboard Project, as well as other projects in Louisiana and Mississippi that either are in early stage exploration areas that may develop into new core project areas, or non-core area projects, which are projects that are not presently expected to be further expanded.

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

         Certain projects are subject to an agreement with Seagull Energy E&P, Inc. ("Seagull"), a subsidiary of Ocean Energy, Inc., which agreement provides an option in favor of Seagull to acquire 50% of the Company's unproven interests in the Mikeska and Hall Ranch projects for $6.5 million, plus, at Seagull's option, 50% of the Company's unproven interests in the Orangedale, Verdad, Hordes Creek and Riverdale projects for an additional $2.0 million. The option must be exercised within 45 days of plugging or completion of two wells anticipated to be drilled in the second quarter of 2000. (Said agreement is referred to herein as the "Seagull Option Agreement").

         The following table sets forth certain information about each of the Exploration Projects:

                              EXPLORATION PROJECTS

                                              ACRES LEASED OR UNDER OPTION AT      SQUARE MILES OF
                                                     MARCH 27, 2000(1)            3-D SEISMIC DATA
                                           PROJECT        PROJECT      COMPANY       RELATING TO         PROJECT
PROJECT AREAS                               GROSS           NET          NET         PROJECT AREA       INTEREST(2)
-------------------------------------    ----------    ------------   ---------   -----------------   --------------
SOUTH TEXAS
FRIO CORE AREA
    Allen Dome ......................       15,669        12,511         4,128            53             33.00%
    Gillock .........................       23,768        19,251         4,327            70             22.50%
    Blessing ........................          848           743           252            22             33.90%
    Tidehaven .......................        3,433         2,487         1,436            28             57.75%
    El Maton ........................        4,085         3,443         2,219            29             64.40%
    Midfield ........................        2,028         1,308           818            21             62.50%
    Markham .........................        1,857         1,857           731             5             39.00%
    Buckeye .........................        2,202         1,740           696            40             45.00%
    Duncan Slough ...................        3,644         1,940           796            25             40.90%
    Southwest Pheasant ..............        1,400         1,142           857            10             75.00%
    Geronimo ........................        7,318         7,239         3,040            76             42.00%
    Houston Endowment ...............        1,116         1,116           469            50             42.00%





                                              ACRES LEASED OR UNDER OPTION AT      SQUARE MILES OF
                                                     MARCH 27, 2000(1)            3-D SEISMIC DATA
                                           PROJECT        PROJECT      COMPANY       RELATING TO         PROJECT
PROJECT AREAS                               GROSS           NET          NET         PROJECT AREA       INTEREST(2)
-------------------------------------    ----------    ------------   ---------   -----------------   --------------
    Wolf Point ......................          632           632           287             8             45.50%
    Piledriver ......................          640           640           400             2             62.50%
    Archie ..........................          903           826           150            14             18.13%
    Powerhorn/Matagorda Bay .........        1,707         1,707           276            30             15.00%
    Raymondville ....................       12,139        11,598         7,003            62             60.38%
                                         ----------    ------------   ---------   -----------------
                      Frio Sub-Total        83,389        70,180        27,885           545
WILCOX CORE AREA
    Hall Ranch(3) ...................        8,310         8,285         3,438            57             41.50%
    Hordes Creek(3) .................        4,730         4,683         1,943            25             41.50%
    Mikeska(3) ......................        8,185         7,828         2,974            32             38.00%
    Duval/McMullen ..................        1,980         1,980         1,782            10             90.00%
    Verdad(3) .......................        4,428         4,171         1,043            40             25.00%
    Orangedale(3) ...................        2,353         2,318         2,086            10             90.00%
    Riverdale(3) ....................        1,885         1,885           471            23             25.00%
                                         ----------    ------------   ---------   -----------------
                    Wilcox Sub-Total        31,871        31,150        13,737           197             25.00%
TEXAS HACKBERRY CORE AREA

    Lox B ...........................        7,699         4,191         1,048            62             25.00%
    West Port Acres .................          729           651            81            21             12.50%
    Big Hill/Stowell ................        1,462         1,333           444            56             33.33%
    Cheek ...........................        5,499         3,736           461            48             12.35%
    Lovells Lake ....................       10,536         8,671         1,086            65             12.53%
    West Beaumont ...................          865           694            53          22.5              7.67%
                                         ----------    ------------   ---------   -----------------
           Texas Hackberry Sub-Total        26,790        19,276         3,173         274.5
YEGUA CORE AREA
    Papalote(4) .....................       27,457        26,514         9,048            98             34.12%
    Mathis ..........................       13,083        12,694         5,077            40             40.00%
    TBC .............................       44,695        37,214        14,888            90             40.00%
    South Louisiana Eocene(4) .......       32,116        32,037         8,009            88             25.00%
                                         ----------    ------------   ---------   -----------------
                     Yegua Sub-Total       117,351       108,459        37,022           316
OTHER LOUISIANA
    Lapeyrouse ......................        3,539         2,429         1,093            35             45.00%
                                         ----------    ------------   ---------   -----------------
                 Louisiana Sub-Total         3,539         2,429         1,093            35
OTHER TEXAS
    East Texas Pinnacle Reef(5) .....          TBD           TBD           TBD           400             TBD
                                         ----------    ------------   ---------   -----------------
               Other Texas Sub-Total           TBD           TBD           TBD           400
MISSISSIPPI
    Thompson Creek ..................        1,399           962           899            12              9.50%
    Melvin ..........................          408           260            60            64             23.00%
                                         ----------    ------------   ---------   -----------------
               Mississippi Sub-Total         1,807         1,222           959            76
                                         ----------    ------------   ---------   -----------------

                  TOTAL ALL PROJECTS       264,747       232,716        83,869       1,843.5
                                         ==========    ============   =========   =================


----------------
(1) Project Gross acres refers to the number of acres within a project, Project Net refers to leaseable acreage by tract, Company Net acres are either leased or under option in which the Company owns an undivided interest. Company Net acres were determined by multiplying the project net acres leased or under option times the Company's working interest therein.

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

(3) Project is subject to reduction in ownership pursuant to the Seagull Option Agreement.

(4) Proprietary 3-D seismic data is currently being shot over certain of these areas.

(5) Consists of approximately 400 square miles of 3-D seismic data to which Aspect has rights pursuant to a license agreement, and to which the Company may acquire an interest pursuant to a geophysical technical services agreement with Aspect.

         EXPLORATION PROJECT AREA DESCRIPTIONS. The Company is focused on certain core project areas along the Texas and Louisiana Gulf Coast where it has pursued a trend strategy. Focusing on trends, as opposed to individual projects, allows the Company the opportunity to gain and exploit regional knowledge, develop competitive advantages and provide expansion room once concepts are proven. The Company's four core trend areas are characterized by high reservoir quality, an extensive knowledge base due to technical staff experience and focus, and geophysical characteristics suitable to 3-D seismic imaging. The four core trend areas are further described below:

         FRIO CORE AREA.

         In the Frio Trend, the Company has interests in 17 3-D seismic surveys which cover approximately 550 square miles. It plans to drill approximately twenty wells in the Frio Trend in 2000. This trend extends across the Texas Gulf Coast from the Houston area to the border of Mexico. Esenjay has numerous projects and prospects scattered throughout this large trend and has significantly increased its planned capital expenditures in the trend as compared with 1999. Its Raymondville Project in Willacy County, Texas is included in the Frio Trend.

         WILCOX CORE AREA.

         In the Wilcox Trend, the Company has seven 3-D seismic surveys covering approximately 200 square miles. It plans to drill approximately ten wells in the Wilcox Trend in 2000. This trend extends through Texas from Louisiana to Mexico. Production from the Wilcox ranges from the very shallow to over 16,000 feet in depth. The Company's focus is on certain of the portions of the Wilcox Trend generally located below 10,000 feet. These deeper portions have historically had less total drilling and allow the Company ample room to expand its activities should success in 2000 and beyond so warrant. It has significantly increased its 2000 capital budget (as compared to 1999) in this area which it believes to represent exceptional upside potential. A portion of the Company's interests in the Wilcox Trend are subject to the Seagull Option Agreement pursuant to which Seagull has the right to acquire up to 50% of certain of the Company's unproven interests for substantial cash consideration.

         TEXAS HACKBERRY CORE AREA.

         The Texas Hackberry Trend, sometimes referred to as the Hackberry Embayment, is an area in which the Company has interests in six 3-D seismic surveys covering approximately 275 square miles. It plans to drill at least six wells in the Hackberry Trend in 2000. Based on its experience and the experience of certain of its affiliates, the Company believes that the portions of the Hackberry formation in geographical proximity to the Gulf of Mexico and the Texas/Louisiana border have proven to be an excellent area for the use of 3-D seismic data. Historical drilling in the Hackberry Sands has exhibited a low success rate which has been greatly altered in the Company's experience in projects in which it has participated in the Hackberry through the use of 3-D seismic data. The Company has drilled 13 successful wells out of 18 attempts utilizing modern 3-D seismic data. Included in the seismic evaluation of the Texas Hackberry Trend has been significantly use of direct hydrocarbon detection technologies.

         YEGUA CORE AREA.

         In the Yegua Trend, the Company currently has interests in two 3-D seismic surveys. In addition, it has three additional seismic shoots, two of which are underway and one is planned for the year 2000. The Company will own interests in an aggregate of approximately 400 square miles of 3-D seismic data in the trend in 2000. The Company expects to drill approximately ten wells in the Yegua Trend in 2000. This trend extends from Beauregard Parish, Louisiana, to San Patricio County, Texas, and is generally characterized by structural and stratigraphically trapped hydrocarbons which may appear on 3-D seismic data as seismic anomalies. Although estimated drilling plans for 2000 are preliminary in that certain of the seismic data has not yet been analyzed, the Company believes that the area is comprised of physical characteristic such that it will be well situated for direct hydrocarbon detection technologies.

         OTHER AREAS

         The Company is active in other projects which are not focused on particular trends but which create more project specific drilling opportunities. This includes the Lapeyrouse project in Louisiana and certain other project areas in Texas and Mississippi. The Company expects to drill several wells in 2000 in certain of these distinct project areas.

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

         While large oil companies have used 3-D seismic and CAEX technologies for approximately 20 years, these methods were not affordable by smaller, independent gas and oil companies until more recently, when improved data acquisition equipment and techniques and computer technology became available at reduced costs. The Company began using 3-D seismic and CAEX technologies in 1992 and is using these technologies on a continuing basis. The Company believes its use of CAEX and 3-D seismic technology may provide it with certain advantages in the exploration process over those companies that do not use this technology. These advantages include better delineation of the subsurface, which can reduce exploration risks and help optimize well locations in productive reservoirs. The Company believes these advantages can be readily validated based upon general industry experience as well as its own results in 1999. Because computer modeling generally provides clearer and more accurate projected images of geological formations, the Company believes it is better able to identify potential locations of hydrocarbon accumulations and the desirable locations for wellbores. Although the Company has used the technology effectively in 1999, its history is not extensive enough to arrive at any final conclusion regarding the Company's ability to interpret and use the information developed from the technology.

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

         In February of 2000, in conjunction with its financing with Deutsche Bank, the Company restructured all existing natural gas hedges with an affiliate of Deutsche Bank. Pursuant to these hedges, the Company now has 9,381 MMBtu/day of net production hedged in March, 2000, 9,031 MMBtu/day hedged for the second quarter of 2000, 8,646 MMBtu/day for the third quarter of 2000, 8,278 MMBtu/day for the fourth quarter of 2000, 7,161 MMBtu/day for the first quarter of 2001, 6,880 MMBtu/day for the second quarter of 2001, 6,600 MMBtu/day for the third quarter of 2001, and 6,319 MMBtu/day for the fourth quarter of 2001. All hedges are at $2.45 per MMBtu. Concurrent with the restructuring of the hedges, the Company was relieved of any liability or rights pursuant to all previously existing natural gas hedges.

         In September of 1999, the Company entered into a "collar" hedge arrangement on certain of its oil production. It entered into an oil hedge for a quantity equal to 300 barrels of oil per day in the fourth quarter of 1999, 280 barrels of oil per day in the first quarter of 2000, 256 barrels of oil per day in the second quarter of 2000, and 237 barrels of oil per day in the third quarter of 2000, all of which transactions were structured with an $18.00 floor price and a $20.40 cap price. These positions were supplemented with oil hedges for 238 barrels of oil per day in the fourth quarter of 2000, and 175 barrels of oil per day, 168 barrels of oil per day, 161 barrels of oil per day and 154 barrels of oil per day for the first through fourth quarters of 2001, respectively, all of which supplemental hedges were at $21.03 per barrel.

         As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas and oil production through December of 2001. First quarter 2000 hedges are estimated to approximate 68% of the Company's natural gas and 53% of its oil production for such quarter. Future percentages will vary.

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

         All of the Company's oil production is now sold under market-sensitive or spot price contracts. The Company's revenues from oil sales fluctuate depending upon the market price of oil. No purchaser accounted for more than 10% of the Company's total revenue in 1998. In 1999, purchasers accounting for more than 10% of the Company's total revenue were Coral Energy Resources, L.P., Pan Energy Marketing Company, Duke Energy Trading & Marketing LLC and Duke Energy Field Services, Inc. The Company does not believe the loss of any existing purchaser would have a material adverse effect on the Company.

         The Company previously had a credit facility with Duke Energy Financial Services, Inc., pursuant to which an ongoing agreement was established which still allows the lender the right to gather, process, transport and market, at competitive market rates, natural gas produced from a majority of the Exploration Projects through December 31, 2005.

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

         SEISMIC PERMITS. Current law in the State of Louisiana requires permits from owners of at least an undivided 80% interest in each tract over which the Company intends to conduct seismic surveys. As a result, the Company may not be able to conduct seismic surveys covering its entire area of interest. Moreover, 3-D seismic surveys typically are conducted from various locations both inside and outside the area of interest to obtain the most detailed data of the geological features within the area. To the extent that the Company is unable to obtain permits to access locations to conduct the seismic surveys, the data obtained may not be as detailed as might otherwise be available. In addition, a recent decision of a federal district court in Louisiana casts doubt on traditional seismic permitting practices. In some instances the surface owner could be deemed the owner of seismic information shot across its lands. Recently, the Fifth Circuit Court of Appeals, by decision issued January 21, 2000, reversed and remanded this case to the Louisiana federal district court. Until this matter is finally resolved, the Company cannot predict its effect on the Company's seismic operations.

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

         NATURAL GAS MARKETING, GATHERING AND TRANSPORTATION. Federal legislation and regulatory controls in the United States have historically affected the price of the natural gas produced by the Company and the manner in which such production is marketed. The transportation and sale for resale of natural gas in interstate commerce are regulated by the Federal Energy Regulatory Commission ("FERC") pursuant to the Natural Gas Act and to a lesser extent the Natural Gas Policy Act of 1978 ("NGPA"). Sales of the Company's natural gas currently are made at market prices, subject to applicable contract provisions.

         The FERC also regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, the FERC has endeavored to make interstate natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis. The FERC's efforts have significantly altered the marketing and transportation of natural gas. The result of the FERC initiatives has been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets. Although the FERC is increasingly employing "light-handed" regulation, regulation remains an important factor in the natural gas industry. In 2000 FERC issued Order 637 which continues the recent trend toward market-based pricing of pipeline transportation services in certain circumstances. Although it is difficult to predict when all appeals of pipeline restructuring orders will be completed or their impact on the Company, the Company does not believe that it will be affected by the restructuring rule and orders any differently than other natural gas producers and marketers with which it competes.

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

         FEDERAL LEASES. We have oil and gas leases in the Gulf of Mexico, which were granted by the federal government and are administered by the United States Department of the Interior Minerals Management Service (the "MMS"). For offshore operations, lessees must obtain MMS approval of exploration, development and production plans prior to the commencement of these operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the United States Environmental Protection Agency (the "EPA")), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has enacted regulations requiring offshore production facilities located on the Outer Continental Shelf ("OCS") to meet stringent engineering, construction and safety specifications. Similarly, the MMS has enacted other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. Lessees must also comply with detailed MMS regulations governing the calculation of royalty payments and the valuation of production and permitted cost deductions for that purpose. On March 15, 2000, the MMS issued a final rule, to be effective June 1, 2000, modifying the valuation procedures for the calculation of royalties owed for crude oil sales. When oil production sales are not in arms-length transactions, the new royalty calculation will base the valuation of oil production on spot market prices instead of the posted prices that were previously utilized. The main thrust of the new rule is to move the valuation point for royalty calculation purposes from the wellhead to sales points located downstream without allowing deductions for the cost of moving the oil to the downstream sales point.

         With respect to any operations conducted on offshore federal leases, liability may generally be imposed under the Outer Continental Shelf Lands Act (the "OCSLA") for costs of clean-up and damages caused by pollution resulting from these operations, other than damages caused by acts of war or the negligence of third parties. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that these obligations will be met. Since November 26, 1993, new levels of lease and areawide bonds have been required of lessees taking certain actions with regard to OCS leases. Operators in the OCS waters of the Gulf of Mexico were required to increase their areawide bonds and individual lease bonds to $3 million and $1 million, respectively, unless the MMS allowed exemptions or reduced amounts. The MMS also has discretionary authority to require supplemental bonding in addition to the foregoing required bonding amounts but this authority is only exercised on a case-by-case basis at the time of filing an assignment of record title interest for MMS approval.

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

          ENVIRONMENTAL MATTERS. The Company's oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency ("EPA"), issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require remedial action to prevent pollution from former operations, such as plugging abandoned wells, or closing pits, and impose substantial liabilities for pollution resulting from the Company's operations. In addition, these laws and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on the Company's operations and financial position, as well as those of the oil and gas industry in general. While management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and the Company has neither experienced any material adverse effect nor expects any significant capital expenditures from compliance with these environmental requirements, there is no assurance that this trend will continue in the future.

         The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), also known as "Superfund," and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include (i) the current owner and operator of a facility from which hazardous substances are released, (ii) owners and operators of the facility at the time the disposal of hazardous substances took place, (iii) generators of hazardous substances who arranged for the disposal or treatment at or transportation to such facility of hazardous substances and (iv) transporters of hazardous substances to disposal or treatment facilities selected by them. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including crude oil and natural gas, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA, and thus such wastes may become subject to liability and regulation under CERCLA. Regulatory programs aimed at remediation of environmental releases could have a similar impact on the Company.

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

         The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company has used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including waste disposed of or released by prior owners or operators), or property contamination (including groundwater contamination by prior owners or operators), or to perform remedial plugging or pit closure operations to prevent future contamination.

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

         The Oil Spill Prevention and Response Act. To complement OPA `90, the State of Texas enacted the Oil Spill Prevention and Response Act ("OSPRA"). The Texas General Land Office ("GLO") is the lead agency for carrying out the OSPRA, and to that extent the GLO has promulgated regulations affecting anyone who owns or operates a vessel or facility that stores or transfers oil in areas when a spill could reach Texas coastal waters.

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

FACILITIES

         The Company leases approximately 7,600 square feet of office space in Houston, Texas, at an annual rent of $120,463. The lease expires in September 2001. The Company leases approximately 13,300 square feet of office space in Corpus Christi, Texas. The annual rent is $168,137, and the Lease expires on June 30, 2003. The Company currently has more office space than it needs in Corpus Christi, and has sublet a portion of its office space.

EMPLOYEES

         The Company has 12 full-time employees in its Houston, Texas office, and 28 employees in its Corpus Christi, Texas office. Their functions include management, production, engineering, geology, geophysics, land, legal, gas marketing, accounting, financial planning and administration. Certain operations of the Company's field activities are accomplished through independent contractors who are supervised by the Company. The Company believes its relations with its employees and contractors are good. No employees of the Company are represented by a union.

ITEM 2.  DESCRIPTION OF PROPERTY

PRINCIPAL AREAS OF OPERATIONS

         The Company owns and operates producing properties located in four states with proved reserves located primarily in Louisiana and Texas. Daily production from both operated and non-operated wells net to the Company's interest averaged 9,290 Mcf per day and 276 Bbls of oil per day for the year ended December 31, 1999 and 14,478 Mcf per day and 487 Bbls of oil per day for the quarter ended December 31, 1999. These properties have provided most of the Company's revenues to date.

DRILLING ACTIVITY

         From November 1, 1997 (the effective date of the Acquisitions) through December 31, 1998, 24 exploratory wells were drilled for the Company's account, of which 12 were completed and 11 were dry holes. In 1999, 23 exploratory and 6 developmental wells were drilled and logged for the Company's account of which 20 were completed as of March 28, 2000, 2 were waiting on completion and/or pipelines, and 7 were dry holes, one of which logged productive but had completion problems and will be redrilled.

         The following table sets forth certain information regarding the actual drilling results for each of the years 1997, 1998 and 1999 as to wells drilled in each such individual year.



                                                                   Exploratory                Development
                                                                      Wells                      Wells
                                                                -------------------        -------------------
                                                                  Gross     Net             Gross      Net
                                                                  -----     ---             -----      ---
           1997
           ----
              Productive.......................................    ---       ---                2      0.04
              Dry..............................................      6      0.32              ---       ---
           1998
           ----
              Productive ......................................     13      3.05              ---       ---
              Dry..............................................     11      2.10              ---       ---
           1999
           ----
              Productive ......................................     16      2.41                6      1.46
              Dry..............................................      7      0.87              ---       ---


         Through the first quarter of 2000, the Company participated in the drilling of 7 additional exploratory wells and 3 additional development wells, of which 1 had been completed, 2 are awaiting completion, 5 were dry holes and 2 were drilling. Dry hole costs net to the Company for the first quarter of 2000 are estimated to be less than $1 million.

PRODUCTIVE WELL SUMMARY

         The following table sets forth certain information regarding the Company's ownership as of December 31, 1999 of productive gas and oil wells in the areas indicated.


                                                                               Gas                     Oil
                                                                       --------------------    --------------------
                                                                       Gross        Net          Gross       Net
                                                                       --------    --------    --------    --------
           Texas .................................................       36           8.68        12        1.81
           Oklahoma ................................................      4           1.03         3         .26
           Louisiana ...............................................      1            .08        --          --
           Kansas ..................................................      1            .10        --          --
           Alabama..................................................      --             --        1         .17
                                                                       --------    --------    --------    --------
               Total ...............................................     42           9.89        16        2.24
                                                                       ========    ========    ========    ========

VOLUMES, PRICES AND PRODUCTION COSTS

         The following table sets forth certain information regarding the production volumes, average prices received (net of transportation) and average production costs associated with the Company's sale of gas and oil for the periods indicated.

                                                                       Year Ended December 31,
                                                                   ---------------------------------
                                                                        1999               1998
                                                                   ----------------    -------------
   Net Production:
           Oil (Bbl) .......................................          100,559                8,878
           Gas (Mcf) .......................................        3,381,592              653,325
           Gas equivalent (Mcfe) ...........................        3,984,946(1)           706,593
   Average sales price:
           Oil ($ per Bbl) .................................       $    18.37(2)        $    10.92
           Gas ($ per Mcf) .................................       $     2.35(2)        $     1.95(2)
   Average production expenses and taxes ($ per Mcfe).......       $      .35           $     0.52


  (1) The majority of the net production is attributable to the fourth quarter of 1999, during which time additional exploration discoveries commenced production.
  (2) Average sales prices include the Company's hedging instruments for oil and gas.

  LEASEHOLD ACREAGE

         The following table sets forth as of December 31, 1999, the gross and net acres of proved developed and proved undeveloped and unproven gas and oil leases which the Company holds or has the right to acquire.

                                        PROVED DEVELOPED         PROVED UNDEVELOPED             UNPROVEN
                                     --------------------      --------------------       -------------------
      STATE                            GROSS          NET        GROSS          NET        GROSS          NET
      -----                          -------      -------      -------      -------      -------      -------
      Alabama .................           82           19          ---          ---          113           22
      Arkansas ................          ---          ---          ---          ---        6,360        2,544
      Kansas ..................          640           31          ---          ---          ---          ---
      Louisiana ...............          225           17          ---          ---       44,666       12,850
      Mississippi .............          ---          ---          ---          ---        1,807          934
      Oklahoma ................        2,198           51          ---          ---       12,909        3,727
      Texas ...................        8,254        2,004          203           26      183,278       61,608
                                     -------      -------      -------      -------      -------      -------
              Total ...........       11,399        2,122          203           26      249,133       81,685
                                     =======      =======      =======      =======      =======      =======

TITLE TO PROPERTIES

         Title to properties is subject to royalty, overriding royalty, carried working, net profits, working and other similar interests and contractual arrangements customary in the gas and oil industry, liens for current taxes not yet due and other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations including a title opinion of local counsel generally are made before commencement of drilling operations. The Company has granted to an affiliate of a major public utility a mortgage on its interest in the Starboard Project to secure repayment of the funding provided by the affiliate and relating to the prospect, and has granted to Deutsche Bank AG, New York Branch a mortgage or a right to file a mortgage on virtually all remaining gas and oil properties to secure repayment of its credit facility with the bank.

ITEM 3.  LEGAL PROCEEDINGS

         The Company currently has no action filed against it other than ordinary routine litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no such matters submitted in the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On November 12, 1993, the Company's predecessor, Frontier Natural Gas Corporation's common stock, its Convertible Preferred Stock and its Series A Warrants were all admitted to trading on the NASDAQ Small Cap Market under the symbols "FNGC" for its common stock, "FNGCP" for its Convertible Preferred Stock, and "FNGCW" for its Series A Warrants. All of the issued and outstanding Convertible Preferred Stock was redeemed in June of 1998. The Series A Warrants expired in November of 1998. On August 9, 1996, Frontier Natural Gas Corporation's Series B Warrants were admitted to trading on the NASDAQ Small Cap Market under the symbol "FNGCZ". In May of 1998 the Company reincorporated in the State of Delaware and changed its name to Esenjay Exploration, Inc. Its common stock trading symbol changed to "ESNJ" and its Series B Warrant symbol to "ESNJZ". The Series B Warrants ceased to be listed on the NASDAQ Small Cap Market in February of 1999 due to insufficient market makers and are not currently listed on any national market. There have been no reported trades of the Series B Warrants since that time. The Series B Warrants are exercisable for $12.15 per share of common stock of the Company, and expire on the earlier of August 8, 2001 or such time as the stock trades over $24.30 for twenty consecutive days.

         On September 23, 1999, the Company acquired 3DX Technologies Inc. via merger. The price of the acquisition was approximately $7.4 million, of which $6.7 million was in the Company's common stock and $0.7 million was in the Company preferred stock. As a result, Esenjay issued 356,999 shares of new convertible preferred stock which may be redeemed at Esenjay's sole option until September 23, 2000 at $1.925 per share. If not redeemed by that time, the preferred stock will automatically convert into one share of Esenjay common stock on October 1, 2000 if the average closing price of Esenjay common stock is greater than or equal to $1.875 during the month of September 2000. If the Esenjay common stock averages less than $1.875 in September of 2000, the preferred holder has the right, during the month of October 2000, to "put" the shares to Esenjay. If "put", Esenjay will then have the obligation, at its option, to either retire the convertible preferred stock for $1.65 in cash or for shares of Esenjay common stock, with the number of shares of common stock adjusted based upon a formula set out in the merger agreement. The new convertible preferred stock is currently listed on the over-the-counter bulletin board under the symbol "ESNJP". There were no 1999 trades reported in this series of preferred stock in 1999.

         The Company's common stock trades on the NASDAQ Small Cap Market under the symbol "ESNJ". The Company estimates there are approximately 146 common shareholders of record and 2,666 beneficial owners of the common stock. The Series A Warrants expired in November 1998. There were no 1998 trades reported prior to their expiration.

                                                                    Convertible             Series B
                                                Common              Preferred(1)          Warrants(2)
                                         ---------------------   -------------------   -------------------
         Quarter Ended                     High         Low        High        Low       High        Low
         -------------------------       ---------    --------   ---------    ------   ----------   ------
         December 31, 1999               $  2 3/8    $  1 7/16         --         --          --        --
         September 30, 1999                 2 5/8        1 3/4         --         --          --        --
         June 30, 1999                    2 11/16        1 1/8         --         --          --        --
         March 31, 1999                     2 7/8            1         --         --          --        --

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


(1)      The Convertible Preferred Stock was redeemed in June of 1998.

(2) The Series B Warrants ceased to be listed on the NASDAQ Small Cap Market in February of 1999. Trades in the chart through February 1999 reflect trades on the NASDAQ Small Cap Market, with no known trades thereafter.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis reviews Esenjay Exploration, Inc.'s and/or its predecessor Frontier Natural Gas Corporation's operations for the twelve month periods ended December 31, 1999 and 1998 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys not yet completed, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

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

         On May 14, 1998 after a Special Meeting of Shareholders, the Company closed the transactions provided for in the Acquisition Agreement, implemented the Reverse Split, and completed the Reincorporation. All references in the accompanying financial statements to the number of common shares have been restated to reflect the foregoing. In addition, as required by the Acquisition Agreement, the Company called for redemption, all of its issued and outstanding cumulative convertible preferred stock and did redeem said preferred stock. The result of the foregoing is that the Company conveyed a substantial majority of its Common Stock to acquire an array of significant technology enhanced natural gas oriented exploration projects. The Company believed the Acquisitions would facilitate expanded access to capital markets due to the value and diversity of its exploration project portfolio. The Company also believes the transactions significantly enhanced the Company's management team.

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

         OVERVIEW OF 1999 ACTIVITIES. As a result of the above-described acquisitions, restructuring, and the underwritten offering, the Company believed it was, and believes it continues to be, positioned for a period of significant exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation, required several years and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects in 1999 and subsequent years.

         In the first half of 1999, the Company completed a review of each of its operating departments in order to identify areas where it could increase efficiency and/or reduce costs. As a result, it has implemented personnel and procedural changes in the accounting, land and operations departments. These changes increased certain third quarter costs due to consultants fees, employment severance packages, and new systems implementation. However, as a result, the Company expects to achieve increased cost efficiency in certain general, administrative, management and operational areas.

         In 1999, the Company participated in 29 new wells which reached total depth and were logged during the year. Of the total wells drilled and logged in 1999, 20 were producing as of March 28, 2000, 2 are scheduled to commence production upon completion and pipeline connections, 7 were dry holes, 1 of which logged productive but had mechanical completion problems and will be redrilled. Only 2 of the 1999 wells were producing as of July 1, 1999, and as a result the Company's net daily oil and gas production increased substantially throughout the third and fourth quarters. Based upon estimated sustainable flow rates, the 1999 wells helped to increase the Company's net daily production to approximately 532 barrels of oil per day and 14,605 million cubic feet of natural gas per day as of December 1999.

         The Company's net cost in the 29 wells was approximately $8,652,439 for drilling and completion, not including certain prior expenditures incurred at the project level for land and seismic. It should be noted that the Company defines a "project" as a distinct 3-D seismic data area which often comprises several distinct exploratory "prospects". Net reserves attributable to the 29 wells drilled in 1999 total 18,466,712 MCFE including 1999 production and December 31, 1999 remaining reserves. On a present value basis, the Company achieved a present value in excess of four times the 1999 drilling and completion costs expended.

         The Company ended 1999 having gone from nominal third quarter 1998 gas and oil revenues of approximately $35,000 per month and large operating cash flow deficits to a company which averaged $1,815,637 per month in net oil and gas revenues and associated hedging revenues from commodity transactions in the fourth quarter of 1999. This number increased significantly as the wells drilled in 1999 continued to come on line. This allowed the Company to achieve positive operating cash flow (before capital expenditures, and before the costs of acquisition of new 3-D seismic data, and changes in working capital) in the third quarter, which operating cash flow increased in the fourth quarter. As a result of this trend, approximately 56% of the Company's 1999 gas and oil revenue was attributable to the fourth quarter of the year.

         On May 12, 1999, the Company announced that it had entered into a Plan and Agreement of Merger with 3DX Technologies, Inc. ("3DX") which provided for the merger of 3DX into the Company. The shareholders of both companies approved the transaction at their respective meetings on September 23, 1999 and the merger was consummated the same day. The terms of the merger provided for 3DX shareholders to receive, at their election, either (i) the issuance of one share of Esenjay common stock for 3.25 shares of 3DX common stock; or (ii) the issuance of a new Esenjay convertible preferred stock at a ratio of one share of Esenjay convertible preferred stock for each 2.75 shares of 3DX common stock. The preferred stock does not require payment of dividends. Approximately 91% of the 3DX common shares converted into Esenjay common stock and approximately 9% were converted into Esenjay convertible preferred stock. As a result, Esenjay issued approximately 2,906,800 new shares of common stock and approximately 357,000 shares of convertible preferred stock.

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

         OVERVIEW OF 2000 ACTIVITIES. The Company believes it enters 2000 in a position to continue to expand its exploration activities on its technology-enhanced projects. By utilizing its increased capital available to it from cash flow, financings and industry partner transactions, the Company intends to pursue an aggressive exploration budget in all of its major trends of activity. The Company's net daily production approximated 530 barrels of oil per day and 13,767 Mcf natural gas per day in March of 2000. This net production is after a reduction of 6 barrels of oil per day and 1,981 Mcf of natural gas per day attributable to the sale of interests in the Raymondville Project as described below in this paragraph. The Company has also successfully improved its working capital and cash resources. On February 7, 2000, it announced the closure of a $29 million credit facility with Deutsche Bank AG, New York Branch. Initial availability pursuant to the facility was $21 million with a borrowing base adjustment scheduled for the second quarter of 2000. A portion of the available proceeds was utilized to retire approximately $15.8 million of previously existing debt with Bank of America and Duke Energy Financial Services, Inc., of which approximately $11 million was classified as the current portion of long-term debt. The amount outstanding under the new facility was all classified as long term debt. In addition, the Company sold approximately 84.39% of its interest in its Raymondville Project in Willacy County to Cody Texas, L.P. for cash proceeds of $10,940,000 ($10,585,981 net of transaction fees). The sale closed on March 20, 2000 but was effective as of January 1, 2000. Pursuant to this sale the Company sold 3,462,967 MCFE of its reserves classified as proven as of December 31, 1999. Its borrowing base availability with Deutsche Bank was not reduced. The combination of these two financing transactions provided $15.8 million in net additional cash resources (after repayment of existing debt) and created significant positive working capital for the Company. As a result of its current cash flow and the impact of these two transactions, the Company believes it is well positioned to fund its 2000 drilling activities, the results of which are intended to help continue the upward trends of increasing cash flow and reserves. The Company will look to a variety of sources to further supplement its capital expenditures budget, including its credit facilities and sales of additional promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects.

         The Company has budgeted $18,000,000 in drilling and completion expenditures on interests in over 40 wells and an additional $8,000,000 in land and new seismic costs in 2000. The budgeted drilling and completion expenditures, which are primarily on exploratory wells, compares to total drilling and completion expenditures of approximately $8,652,439 in 1999 when the Company had less capital available. Through this exploration program, the Company believes it can continue its 1999 trends of rapid growth in net production, net revenues, operating cash flow, and net gas and oil reserves throughout the year 2000 and beyond. It believes that certain of its planned 2000 exploratory wells represent the highest upside potential to which the Company has been exposed.

         As of March 27, 2000, the Company has approximately 18,770,000 total shares of common stock and 357,000 total shares of preferred stock outstanding. It employs 40 full time employees, including 12 in its geological and geophysical departments, 7 in its operations department, and 11 in its land department. Its focus continues to be the implementation of its business strategy as set forth in this section.

         SUCCESSFUL EFFORTS ACCOUNTING AND RELATED MATTERS. The Company utilizes the successful efforts method of accounting. Under this method it expenses its exploratory dry hole costs and the field acquisition costs of 3-D seismic data as incurred. The undeveloped properties, which were acquired pursuant to the Acquisitions, were comprised primarily of interests in unproven 3-D seismic based projects, and were recorded in May of 1998 at an independently estimated fair market value of $54.2 million as determined by Cornerstone Ventures, L.P., a Houston,

Texas based investment banking firm. Pursuant to the successful efforts method of accounting, the Company is amortizing such initial costs of unproved properties on a straight-line basis over a period not to exceed forty-eight months, as well as recognizing property specific impairments. As of December 31, 1999 the unamortized balance was $13,448,700. Hence significant non-cash charges have depressed reported earnings of the Company and will likely continue to do so in 2000; however, the non-cash charges will not affect cash flows provided by operating activities nor the ultimate realized value of the Company's natural gas and oil properties.

         As a result of the tax rules applicable to the Acquisitions, the Company will likely not be able to fully use its existing net operating loss carry forward in the future.

YEAR 2000

         The Company's efforts with respect to the Year 2000 issue were handled internally by management and other Company personnel. Costs of developing and carrying out this initiative were funded from the Company's operations and did not represent a material expense to the Company. The Company has not encountered any significant problems in this regard and believes that it will not in the future. As a result, the costs of addressing the Year 2000 issue were not significant and did not have a material adverse impact on the Company's financial condition.

COMPARISON OF 1999 TO 1998.

         All comparative discussions should be considered in the context of the Acquisitions closed on May 14, 1998, which, together with related changes significantly modified the scope, focus and the method of doing business of the Company. As a result, information regarding dates prior to May 14, 1998 is of limited value.

VOLUMES, PRICES AND PRODUCTION COSTS

         The following table sets forth certain information regarding the production volumes, average prices received (net of transportation) and average production costs associated with the Company's sale of gas and oil for the periods indicated.

                                                                                   Year Ended December 31,
                                                                            --------------------------------------
                                                                                  1999                 1998
                                                                            -----------------    -----------------
Net Production:
         Oil (Bbl) ................................................              100,559                8,878
         Gas (Mcf) ................................................            3,381,592              653,325
         Gas equivalent (Mcfe) ....................................            3,984,946(1)           706,593
Average sales price:
         Oil ($per Bbl)............................................           $    18.37(2)        $    10.92
         Gas ($per Mcf) ...........................................           $     2.35(2)        $     1.95(2)
Average production expenses and taxes ($per Mcfe)..................           $      .35           $     0.52


(1) The majority of the net production is attributable to the fourth quarter of 1999, during which time additional exploration discoveries commenced production.

(2) Average sales prices include the Company's hedging instruments for oil and gas.

         REVENUES. Total revenues increased 632% from $1,716,473 for the year ended December 31, 1998 to $12,566,165 for the year ended December 31, 1999. This is primarily attributable to the significant increases in the Company's net gas and oil production in the second half of 1999 and, to a lesser extent, increases in the gain or sale of assets.

         GAS AND OIL REVENUES. Total gas and oil revenues increased 612.93% from $1,372,002 to $9,781,352. The increase in gas and oil revenue was attributed mainly to revenues from wells placed into production during the third and fourth quarters of 1999. In addition increases in oil and gas prices in the second half of 1999 compared to the same period one year previous, contributed to the increase in revenues.

         GAIN ON SALE OF ASSETS. There was an increase in gain on sale of assets of $2,238,136 from $5,375 reported in 1998 to $2,243,511 reported in 1999. This primarily related to the sale of promoted interests to industry partners.

         OPERATING FEES. Operating fees increased due to increases of both exploratory and developmental wells operated, which has resulted in the increase of operating fees of 22.17% from $282,020 for the year ended 1998 to $344,539 for the year ended 1999.

         REALIZED GAIN (LOSS) ON COMMODITY TRANSACTIONS. The Company realized losses from various commodity hedges of $113,911 for the year ending 1998, and realized a gain of $146,337 for the same period in 1999. The losses realized during 1998 were attributed to various transactions in which the Company hedged future gas delivery obligations as a requirement of its bank loan facility. The gains realized during 1999 were attributed to the Company's average hedge pricing exceeding the spot market prices for the period.

         UNREALIZED GAIN ON COMMODITY TRANSACTIONS. The Company recognized an unrealized gain on commodity transactions in 1998 of $128,936, as compared to none during 1999. This was due to 1999 oil and gas production volumes exceeding those volumes hedged. Unrealized gain or loss is not recognized when production volumes are in excess of hedged volumes, as was the case in 1999.

         OTHER REVENUES. The Company had other revenues of $42,051 for the year of 1998 as compared with $50,426 for the year of 1999.

         COSTS AND EXPENSES. Total costs and expenses decreased 26.49% from $31,037,820 in 1998 to $22,816,403 in 1999. The most significant decreases were in Impairment of Oil and Gas Properties and in Exploration Costs - Geological and Geophysical and in Exploration Costs - Dry Hole. These cost decreases were partially offset by increases in lease operating expenses, production taxes, depletion, depreciation and amortization, and general and administrative expenses.

         AMORTIZATION OF UNPROVED PROPERTIES was $7,546,000 for 1999 and $6,937,300 in 1998. The Company is amortizing the undeveloped and unevaluated value of the properties acquired pursuant to the Acquisition Agreement between the Company, EPC and Aspect over a period not to exceed forty-eight months. The amounts are amortized until the applicable properties are moved into the proven property base or reduced to zero by amortization or impairment. As of December 31, 1999, a $13,392,100 balance remained in this amortization pool. Also see Overview - Successful Efforts Accounting and Related Matters.

         IMPAIRMENT OF GAS AND OIL PROPERTIES was $5,832,024 in 1998 compared to $358,106 in 1999. Management periodically reviews each individual Exploration Project which can result in the decision to expense the book value of certain projects based upon the belief that they no longer have a realistic potential to realize the book value from such projects in the future. Major impairment realized in 1998 contrasted with modest impairments in 1999.

         EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL decreased 72.84% from $5,882,307 for 1998 to $1,597,372 for 1999. These exploration costs reflect the costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's technology-enhanced exploration program on the Exploration Projects required the historical acquisition and interpretation of substantial quantities of such data. In 1999, most of the Company's projects had reached the drilling stage and these costs have decreased for 1999 as compared with 1998. The Company considers 3-D seismic data a valuable asset; however, its successful efforts accounting method requires such costs to be expensed for accounting purposes. The cash flow statement does not permit expenditures for geological and geophysical costs to be included as an oil and gas investing activity or as an add back to operating activities. The cash flow from/(used in) operating activities would be $1,052,088 and $5,750,979 for 1999 and 1998, respectively, if the geological and geophysical add back was permitted. The cash flow used in investing activities would be $6,665,047 and $24,927,722 for 1999 and 1998, respectively, if the geological and geophysical cost were permitted to be included.

         EXPLORATION COSTS - DRY HOLE was $5,213,930 for 1998 compared to $692,642 for 1999. This decrease was the result of several factors. The Company drilled a higher percentage of successful wells. It also reduced risk taken by the Company through carried and partially carried interests in drilling wells where the majority of the risk was assumed by other participants in those wells. In addition, the Company's sale of a portion of its interest also reduced these costs. During 1999, the Company participated in the drilling of 29 wells of which 6 were dry holes that were expensed.

         GENERAL AND ADMINISTRATIVE EXPENSES increased 26.92% from $4,501,656 for 1998 as compared to $5,713,408 for 1999. This increase was primarily due to an increase in operational expenses incurred after May 14, 1998, the effective date of the Acquisition Agreement with Aspect and EPC, and the acquisition of 3DX in September of 1999. As a result, the increased expenses affected only eight months in 1998 and twelve months in 1999. In addition, approximately $566,385 in general and administrative costs for 1999 were costs associated with departmental reorganizations and information system conversions and implementation.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A") increased 181.91% from $1,522,771 for 1998 to $4,292,837 in 1999. The increase was primarily attributed to increased gas and oil production from wells placed into production during 1999.

         INTEREST EXPENSE increased 40.54% from $620,121 for 1998 to $871,501 for 1999. The increase in interest expense was primarily attributable to the credit facility with Duke Energy Financial Services, Inc., which closed in February of 1999, and an increase in the borrowing base pursuant to the Company's credit facility with Bank of America, NT&SA in October 1998. The Company capitalized a large portion of its interest associated with ongoing projects, of which capitalized amounts totaled $456,901 and $1,023,221 for the respective years ending 1998 and 1999.

         PRODUCTION TAXES increased 584.38% from $95,728 for 1998 to $655,145 for 1999. The increase in production taxes was primarily attributed to revenues of wells placed in production during the third and fourth quarters of 1999, and revenues obtained by the Company from the 3DX merger which closed on September 23, 1999.

         LEASE OPERATING EXPENSE increased 176.18% from $272,600 for 1998 to $752,861 for 1999. This increase is largely attributable to the addition of wells drilled, completed and placed into production in 1999. In addition, the increase in oil and gas prices the second half of 1999 justified remedial work on certain marginal wells, primarily non-operated, which work was performed during 1999. The addition of producing wells acquired through the 3DX merger also contributed to this increase.

         DELAY RENTAL EXPENSE increased 111.15% from $159,383 for 1998 to $336,531 for 1999. This increase is primarily attributable to rentals payable on leases acquired for projects and prospects not yet developed but were determined to be a part of the Company's proved undeveloped reserves. In addition, many of the rentals were also due on leases that were part of the wells drilled in 1999 and are scheduled to be drilled in 2000.

         NET LOSS PER COMMON SHARE. Net loss per common share decreased from a net loss of $2.97 per share for 1998 to a net loss of $0.62 per share for 1999. Due to factors discussed above, there was a decrease in net loss applicable to common stockholders of $19,119,245 from 1998 as compared to 1999 combined with the increase of weighted average number of common equivalent shares at December 31, 1999, resulting from the merger 3DX. Approximately 16,612,000 weighted average common equivalent shares were outstanding at December 31, 1999 as compared with approximately 9,882,000 at December 31, 1998.

KNOWN AND ANTICIPATED TRENDS, CONTINGENCIES AND DEVELOPMENTS IMPACTING FUTURE OPERATING RESULTS.

         The Company's future operating results will continue to be substantially dependent upon the success of the Company's efforts to develop the projects acquired in the Acquisitions and the acquisition of 3DX, as well as its other prospects.

         Management continues to believe these projects represent the most promising prospects in the Company's history. The wells drilled in 1998 and 1999 on projects acquired pursuant to the Acquisitions continue to substantially increase the Company's revenues. Conversely, the capital expenditures planned in 2000 will continue to require substantial outlays of capital to explore, develop and produce. Drilling results for 1998 resulted in substantial revenue increases. Drilling results in 1999 resulted in rapidly expanding revenues in the third and fourth quarters of 1999. The Company anticipates certain general and administrative cost decreases in 2000 due to personnel and systems changes which have been implemented, which are intended to increase efficiency and/or reduce costs. However, pursuant to the acquisition of 3DX Technologies, Inc., certain of the planned savings have been offset by staff additions pursuant to the merger. Such cost additions should be more than offset by revenue increases from producing properties acquired in the merger and the additions expand the Company's ability to manage and create value from its broad project inventory. However, because of the Company's expanded 2000 drilling budget, capital from sources other than cash flow from operations is required for funding planned exploration activities. The recently closed Raymondville Interests Sale has, however, provided the cash resources to substantially fund the 2000 capital budget when combined with available credit facilities and anticipated operating cash flow. The Company's 2000 budget will, however, continue to include the sales of certain project interests to industry partners; however, the Company believes it will be much less dependent upon such sources due to its increasing operating cash flow, improved liquidity, and new credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         The Company business plan calls for net expenditures of $18,000,000 in drilling and completion and $8,000,000 in land and geophysical costs resulting in a $26,000,000 capital budget for 2000. These budgeted amounts are based upon exploration opportunities and may be adjusted based upon available capital, new opportunities and industry conditions. The Company's sources of financing include borrowing capacity under its credit facilities, the sale of promoted interests in the Exploration Projects to industry partners and cash provided from operations. The Company's budget includes the sales of certain project interests to industry partners.

         The Company entered 1999 having gone from nominal second quarter 1998 gas and oil production revenues of approximately $35,000 per month and large operating cash flow deficits to a company which averaged $1,815,637 per month in oil and gas revenues and in realized revenue from hedges on production in the fourth quarter of 1999. Gas and oil production is expected to continue to increase as new gas and oil production from wells drilled in 1999 and 2000 continues to come on line. Based upon estimated sustainable flow rates, new wells increased the Company's net daily production to approximately 532 barrels of oil per day and 14,602 Mcf of natural gas per day as of December 31, 1999. These rates are approximately 530 net barrels of oil per day and 13,767 net Mcf of natural gas per day in March of 2000, after giving effect to the Raymondville Interests Sale effective January 1, 2000, which sale included 6 net barrels of oil and 1,981 net Mcf of natural gas per day. Additional success in 2000 on wells currently drilling would continue the trend of increasing production. This should allow the Company to achieve steadily increasing operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandate to be expensed rather than capitalized).

         The Company ended 1999 with a deficit working capital of approximately $16,543,374. Of this amount approximately $11.0 million was represented by the current portion of its long term debt. This deficit working capital was greatly improved when the Company, on January 25, 2000, closed a new credit facility with Deutsche Bank AG, New York Branch. Pursuant to this facility, all of the $15.8 million of the Company's long term debt at December 31, 1999 was repaid. This repayment included $4.8 million of long term debt classified as long term and the approximate $11.0 of long term debt classified as current portion. Pursuant to the Deutsche Bank credit facility, $21 million was initially available. All amounts available were long term debt, none of which would have been classified as current portion in the first quarter of 2000. The credit facility with Deutsche Bank is in two tranches. $12 million was available under Tranche A, and $9 million under Tranche B. Tranche A is a revolving facility with no required principle payments until January 24, 2001, after which date it converts into a 60-month term loan. Tranche B is payable interest only until the second quarter of 2001, at which time the principle is amortized at a rate of 25% per quarter until fully repaid. Both loans are at a varied interest rate utilizing either Deutsche Bank's alternative interest rate or the London interbank rate plus 2% for both Tranche A and Tranche B. As of the January 25, 2000 closing date, $8,341,782 was drawn under Tranche A and $9 million under Tranche B. All undrawn funds will be available for future drilling activities of the Company. The facility is secured by a mortgage on most proven properties currently owned by the Company. In addition, the Company has a negative pledge and an agreement to mortgage any of the Company's unproven projects or properties at the demand of the bank. In addition to the foregoing, Deutsche Bank AG received a 1.5% overriding royalty interest, proportionately reduced to the Company's net interest, on the gas and oil properties classified as proven as of the date of closing, and an agreement that it would convey to the bank a 1.5% overriding royalty interest, proportionately reduced to the Company's net interest on future proven wells on the date any such future wells are logged, for as long as funds are outstanding pursuant to Tranche B. In the event the Tranche B loans are repaid in full prior to April 30, 2002, the Company may redeem the overriding royalty interests conveyed to Deutsche Bank AG for an amount equal to (a) an amount which, when added to the interest paid to Deutsche Bank AG, plus revenues received by Deutsche Bank AG from the overriding royalties conveyed to Deutsche Bank AG, would provide to Deutsche Bank AG an internal rate of return of approximately 15%, plus (b) 60% of the then remaining present value of the overriding royalties to be redeemed after subtracting the amount calculated in (a) above. In addition, Deutsche Bank also received a five-year warrant to purchase 250,000 shares of the Company's common stock at a price equal to $1.50 per share. Proceeds of the credit facility were utilized to retire the Company's existing long term debt and additional proceeds can be utilized to supplement working capital and exploration costs. The Company expects further increases in the borrowing base in the event its proven oil and gas reserves continue to grow.

         The Company's working capital was further enhanced when it closed a sale of project interests to Cody Texas, L.P. for an amount net to the Company totaling approximately $10,585,591 on March 17, 2000. In this sale, the Company conveyed 84.39% of its net interest in its Raymondville Project in Willacy County, Texas to Cody Texas, L.P. The Company's borrowing base pursuant to Tranche A with Deutsche Bank was not reduced as a result of the sale. The proceeds of the sale of interests to Cody Texas, L.P. will be utilized to increase working capital, and to reduce outstandings under the revolving borrowing base available to the Company pursuant to Tranche A of the Deutsche Bank facility, and to fund capital expenditures of the Company.

         The Company believes that it has achieved a much more desirable position from a standpoint of liquidity than it has experienced since the consummation of the Acquisitions in May of 1998. Improvements to its working capital position which have resulted from the closing of the facility with Deutsche Bank and the sale to Cody Texas, L.P., combine with the Company's recently rapidly increasing cash flow to place it in a good position to fund its year 2000 capital expenditures budget. Said budget is, in fact, substantially funded from cash, currently available credit and anticipated operating cash flow. Given the $26 million budget, the Company anticipates that the full funding of said budget may still depend upon some sales or other transactions with industry partners in the second half of the year 2000. Its ongoing business plan is to always implement such transactions in order to properly manage the spread of risk in its drilling activities as well as to be a source of capital expenditure funds.

         Pursuant to the Company's credit agreement with Deutsche Bank, it has certain covenants regarding current interest coverage ratios and other covenants regarding which it is expected to be in compliance at the end of each quarter. Although the Company believes it can be in compliance with these covenants in the year 2000, there can be no assurance that it will be in compliance. In the event it is not in compliance, the Company will be required to seek waivers of said covenants or would be required to seek alternative financing arrangements.

         The Company historically has addressed its long-term liquidity needs through the issuance of debt and equity securities, through bank credit and other credit facilities, sales of project interests to industry partners and with cash provided by operating activities. Its major obligations as of March 2000, consisted principally of (i) servicing loans under the credit facilities with Deutsche Bank and other loans, (ii) funding of the Company's exploration activities, and (iii) funding of the day-to-day operating costs.

         The Company has an ambitious capital expenditure plan for 2000, which includes approximately $18,000,000 in drilling and completion costs, and an additional $4,600,000 and $3,600,000, respectively, in geological, geophysical and land costs for the year. Cash on hand, cash currently available pursuant to the Deutsche Bank credit facility, and cash flow from operations will contribute significantly to said budgets, but additional funds in the form of sales of project interests and/or long term debt will likely be needed in the second half of the year.

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

         In order to minimize the pricing risk associated with oil and gas sales, and as required pursuant to its Deutsche Bank credit facility, the Company has entered into hedging transactions with Deutsche Bank AG.

         The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the fluctuations and the effect of price declines or swings. In February of 2000, in conjunction with its financing with Deutsche Bank, the Company restructured all existing natural gas hedges with an affiliate of Deutsche Bank. Pursuant to these hedges, the Company now has 9,381 MMBtu/day of net production hedged in March, 2000, 9,031 MMBtu/day hedged for the second quarter of 2000, 8,646 MMBtu/day for the third quarter of 2000, 8,278 MMBtu/day for the fourth quarter of 2000, 7,161 MMBtu/day for the first quarter of 2001, 6,880 MMBtu/day for the second quarter of 2001, 6,600 MMBtu/day for the third quarter of 2001, and 6,319 MMBtu/day for the fourth quarter of 2001. All hedges are at $2.45 per MMBtu. Concurrent with the new hedges, all prior natural gas hedges were retired. In September of 1999, the Company entered into a "collar" hedge arrangement on certain of its oil production. It entered into an oil hedge for a quantity equal to 300 barrels of oil per day in the fourth quarter of 1999, 280 barrels of oil per day in the first quarter of 2000, 256 barrels of oil per day in the second quarter of 2000, and 237 barrels of oil per day in the third quarter of 2000, all of which transactions were structured with an $18.00 floor price and a $20.40 cap price. These positions were supplemented with oil hedges for 238 barrels of oil per day in the fourth quarter of 2000, and 175 barrels of oil per day, 168 barrels of oil per day, 161 barrels of oil per day and 154 barrels of oil per day for the first through fourth quarters of 2001, respectively, all of which supplemental hedges were at $21.03 per barrel. As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas and oil production through December of 2001. First quarter 2000 hedges are estimated to approximate 68% of the Company's natural gas and 53% of its oil production for such quarter. Future percentages will vary.

         WORKING CAPITAL. At December 31, 1999, the Company had a cash balance of $2,598,047, total current assets of $13,979,316, and total current liabilities of $30,522,690. This resulted in a working capital deficit of $16,543,374. The largest component of the working capital deficit was the current portion of long term debt which totaled $11,013,162, which was due in varying amounts from the time frame February through August of 2000. Pursuant to the closing of the Deutsche Bank credit facility, all of which is classified as long term debt in March of 2000, all long term debt totaling $15,763,162 on December 31, 1999, including the current portion of long-term debt of $11,013,162, was retired. Had said debt been retired at December 31, 1999, the working capital would have been $11,013,162 higher, and additional increases to working capital due to the availability of additional long term debt which was not drawn would have been available. The Company's cash position was also enhanced in March of 2000 by its previously referenced Raymondville Interest Sale pursuant to which the Company conveyed 84.39% of its interest in its Raymondville Project for a net cash consideration, after transaction costs, of $10,585,591. The Company expects its trend of increasing gas and oil revenues and associated hedging revenues from commodity transactions will continue the growth in revenues in excess of the ongoing costs of operations, which may also enhance the Company's working capital position. The net working capital can be negatively effected by the Company's continuing aggressive capital expenditures program on its exploration projects to the extent said capital expenditures exceed cash generated from operations and from the sale of project interests and/or growth in its credit facilities.

         SUMMARY. The Company believes it is positioned to continue to expand its exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation took several years of time and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects throughout 2000.

         As evidence of this activity the Company has participated in the drilling of 29 wells on its exploration projects in 1999. Of the total wells drilled in 1999, 20 were drilled and successfully completed, 2 are scheduled to commence production upon pipeline connections, and 7 were dry holes. One of the dry holes logged productive but had mechanical completion problems, and it will be redrilled in 2000. The addition of wells drilled in 1999 to producing status has increased the Company's net daily production to approximately 530 barrels of oil per day and 13,767 Mcf of natural gas per day as of March 15, 2000, after adjustment for the sale of interests in the Raymondville Project in March of 2000. The Company expects that these revenues will provide positive and growing operating cash flow in 2000 (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandates to be expensed rather than capitalized). The Company's recent drilling results have further served to increase its confidence in its future drilling on the technology enhanced Exploration Projects. Additional exploration success would continue this positive trend.

         The Company expects to fund significant portions of its $18 million year 2000 drilling and completion budget from operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs). Its total capital budget, including land and new seismic, of $26 million is substantially funded from anticipated cash flow and available credit facilities. The Company will utilize a variety of sources to fund its continuing capital expenditures budget including operating cash flow, currently available credit facilities and certain sales of promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects.

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

         The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. In an effort to reduce the pricing risks associated with oil and gas sales, the Company entered into hedging transactions aggregating a 23-month period with Deutsche Bank AG. The hedging instruments called for the delivery of volumes which range from 9,381 to 6,319 MMBtu per day of natural gas at a price of $2.45 per MMBtu for the period February 2000 through December 2000. They also call for the delivery of volumes which range from 280 to 237 barrels of oil per day at prices which range from $18.00 to $20.40 per barrel for the period January 2000 to September 2000, and a volume of 238 barrels of oil per day at a hedge price of $21.03 per barrel from October through December of 2000. While the use of these hedging arrangements limit the downside risk of adverse price movements, it also limits future gains from favorable movements to the extent of the hedged volumes.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Esenjay Exploration, Inc.

We have audited the accompanying consolidated balance sheets of Esenjay Exploration, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Houston, Texas

April 10, 2000

                            ESENJAY EXPLORATION, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                    DECEMBER 31,         DECEMBER 31,
                                                                         1999                1998
                                                                    ------------         ------------
Current assets:
     Cash  and cash equivalents ............................        $  2,598,047         $    646,200
     Accounts receivable, net of allowance for doubtful
        accounts of $519,137 at December 31, 1999 and
        $348,984 at December 31, 1998 ......................           7,078,109            3,209,633
     Prepaid expenses and other ............................           3,940,133              122,422
     Receivables from affiliates ...........................             363,027              963,700
                                                                    ------------         ------------
              Total current assets .........................          13,979,316            4,941,955

Property and equipment .....................................          80,120,781           70,044,882
Less accumulated depletion, depreciation
     and amortization ......................................         (25,937,472)         (15,517,656)
                                                                    ------------         ------------
                                                                      54,183,309           54,527,226

Other assets ...............................................             770,210              447,091
                                                                    ------------         ------------
              Total assets .................................        $ 68,932,835         $ 59,916,272
                                                                    ============         ============


                            ESENJAY EXPLORATION, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             DECEMBER 31,        DECEMBER 31,
                                                                                                 1999                1998
                                                                                          -----------------    ----------------
Current liabilities:
     Accounts payable ...............................................................        $  8,838,629        $  8,993,859
     Accounts payable to affiliate, net .............................................           2,083,913           4,322,548
     Revenue distribution payable ...................................................           2,491,798           1,996,091
     Current portion of long-term debt ..............................................          11,013,162             101,236
     Accrued, deferred and other liabilities ........................................           6,095,188             484,756
                                                                                          -----------------    ----------------
              Total current liabilities .............................................          30,522,690          15,898,490

Long-term debt ......................................................................           4,750,000           7,500,000
Non-recourse debt ...................................................................             864,000             864,000
Accrued interest on non-recourse debt ...............................................             463,395             331,194
                                                                                          -----------------    ----------------
              Total liabilities .....................................................          36,600,085          24,593,684

Stockholders' equity:
     Convertible preferred stock $.01 par value;
        5,000,000 shares authorized; 356,999 shares issued and
        outstanding at December 31, 1999 ............................................               3,570                 ---
     Common stock:
        Class A common stock, $.01 par value; 40,000,000 shares authorized; and
        18,837,699 and 15,784,834 outstanding at December 31, 1999
        and 1998, respectively ......................................................             188,377             157,849
     Additional paid-in capital .....................................................          84,877,904          77,651,602
     Accumulated deficit.............................................................         (52,737,101)        (42,486,863)
                                                                                          -----------------    ----------------
              Total stockholders' equity ............................................          32,332,750          35,322,588
                                                                                          -----------------    ----------------

              Total liabilities and stockholders' equity ............................        $ 68,932,835        $ 59,916,272
                                                                                          =================    ================


   The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Year Ended December 31,
                                                                               ---------------------------------------
                                                                                      1999                    1998
                                                                               ------------------    -----------------
Revenues:
     Gas and oil revenues ................................................        $  9,781,352         $  1,372,002
     Realized gain (loss) on commodity transactions ......................             146,337             (113,911)
     Unrealized gain on commodity transactions ...........................                 ---              128,936
     Gain on sale of assets ..............................................           2,243,511                5,375
     Operating fees ......................................................             344,539              282,020
     Other revenues ......................................................              50,426               42,051
                                                                               ------------------    -----------------
              Total revenues .............................................          12,566,165            1,716,473
                                                                               ------------------    -----------------

Costs and expenses:
     Lease operating expense .............................................             752,861              272,600
     Production taxes ....................................................             655,145               95,728
     Depletion, depreciation and amortization ............................           4,292,837            1,522,771
     Amortization of unproved properties .................................           7,546,000            6,937,300
     Impairment of oil and gas properties ................................             358,106            5,832,024
     Exploration costs-geological & geophysical ..........................           1,597,372            5,882,307
     Exploration costs-dry hole ..........................................             692,642            5,213,930
     Interest expense ....................................................             871,501              620,121
     Delay rentals .......................................................             336,531              159,383
     General and administrative ..........................................           5,713,408            4,501,656
                                                                               ------------------    -----------------
              Total costs and expenses ...................................          22,816,403           31,037,820
                                                                               ------------------    -----------------
Loss before provision for income taxes ...................................         (10,250,238)         (29,321,347)
Benefit (provision) for income taxes .....................................                 ---                  ---
Net loss .................................................................         (10,250,238)         (29,321,347)
Cumulative preferred stock dividend ......................................                 ---               48,136
                                                                               ------------------    -----------------
Net loss applicable to common stockholders ...............................        $(10,250,238)        $(29,369,483)
                                                                               ==================    =================

Basic and diluted loss per common and common equivalent share ............        $      (0.62)        $      (2.97)
                                                                               ==================    =================

Weighted average number of common shares outstanding .....................          16,612,314            9,882,227
                                                                               ==================    =================

   The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                Preferred                      Class A              Unamortized
                                  Stock                     Common Shares             Value of       Additional
                          -----------------------    -----------------------------    Warrants         Paid-in       Accumulated
                              Shares      Amount        Shares(1)      Amount(1)       Issued        Capital(1)        Deficit
                            ---------    ---------    ------------   ------------   ------------    ------------    ------------
Balance,
  December 31, 1997 .....      85,961    $     860       1,655,984   $     16,560   $    (27,163)   $ 14,751,425    $(12,936,862)

Issuance of common
  stock for
  acquisitions, net .....          --           --      10,106,700        101,067             --      49,360,831              --
Redemption of
  preferred stock .......     (85,961)        (860)             --             --             --        (858,750)       (228,654)
Amortization of
  Warrants ..............          --           --              --             --         27,163              --              --
Secondary common
  stock offering, net ...          --           --       4,000,000         40,000             --      14,364,980              --
Issuance of common
  Stock .................          --           --          22,150            222             --          33,116              --
Net loss ................                                                                                            (29,321,347)
                            ---------    ---------    ------------   ------------   ------------    ------------    ------------

Balance,
  December 31, 1998 .....          --           --      15,784,834        157,849             --      77,651,602     (42,486,863)

Issuance of common
  stock for
  acquisitions, net .....          --           --       2,906,839         29,068             --       6,378,334              --
Issuance of
  preferred stock .......     356,999        3,570              --             --             --         683,653              --
Issuance of common
   Stock ................          --           --          62,026            620             --         121,235              --
Issuance of common
  stock through
  subscriptions .........          --           --          84,000            840             --         152,880              --
Net loss ................          --           --              --             --             --              --     (10,250,238)
                            ---------    ---------    ------------   ------------   ------------    ------------    ------------
Balance,
  December 31, 1999 .....     356,999    $   3,570      18,837,699   $    188,377             --    $ 84,877,904    $(52,737,101)
                            =========    =========    ============   ============   ============    ============    ============

(1) As a result of the 1:6 reverse stock split effective on May 14, 1998, all numbers of shares and per share amounts have been restated for all periods presented.

   The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                             ----------------------------------------
                                                                                   1999                   1998
                                                                             -----------------       ----------------
Cash flows from operating activities:
     Net loss ..........................................................      $(10,250,238)           $(29,321,347)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depletion, depreciation and amortization .....................         4,292,837               1,522,771
          Amortization of unproven property.............................         7,546,000               6,937,300
          Impairment of oil and gas properties..........................           358,106               5,832,024
          Exploration costs - dry hole..................................           692,642               5,213,930
          Gain on sale of assets........................................        (2,243,511)                 (5,375)
          Amortization of financing costs...............................           101,587                 136,677
          Unrealized gain on commodity transitions......................               ---                (128,936)
     Changes in operating assets and liabilities:
          Trade and affiliate receivables...............................        (3,487,403)             (3,846,298)
          Prepaid expenses..............................................        (3,817,711)                126,906
          Other assets..................................................          (323,119)               (372,941)
          Trade and affiliate payables..................................           479,387              11,405,011
          Revenue distribution payable..................................           495,707               1,927,960
          Accrued, deferred and other...................................         5,610,432                 440,990
                                                                             -----------------       ----------------

          Net cash used in operating activities.........................          (545,284)               (131,328)
                                                                             -----------------       ----------------

Cash flows from investing activities:
     Capital expenditures - gas and oil properties......................       (19,478,942)            (23,936,538)
     Capital expenditures - other property and equipment................          (558,748)               (300,724)
     Proceeds from sale of assets.......................................        14,970,015               5,191,847
                                                                             -----------------       ----------------

        Net cash used in investing activities...........................        (5,067,675)            (19,045,415)
                                                                             -----------------       ----------------

Cash flows from financing activities:
     Proceeds from issuance of debt.....................................         8,920,000              15,800,000
     Repayments of long-term debt.......................................        (1,508,074)             (8,641,494)
     Preferred stock redeemed...........................................               ---                (859,610)
     Preferred stock dividends paid.....................................               ---                (228,654)
     Net Proceeds from issuance of common stock.........................           152,880              14,438,318
     Cost of issuing stock..............................................               ---              (1,376,193)
                                                                             -----------------       ----------------

        Net cash provided by financing activities.......................         7,564,806              19,132,367
                                                                             -----------------       ----------------

     Net increase (decrease) in cash and cash equivalents...............         1,951,847                 (44,376)

Cash and cash equivalents at beginning of year..........................           646,200                 690,576
                                                                             -----------------       ----------------

Cash and cash equivalents at end of year................................        $2,598,047                $646,200
                                                                             =================       ================







                                                                                     Year Ended December 31,
                                                                             ----------------------------------------
                                                                                   1999                   1998
                                                                             -----------------       ----------------



Supplemental disclosure of cash flow information:
     Cash paid for interest.............................................        $1,763,323                $835,186
Supplemental disclosure of non-cash investing
     and financing activities:
        Sale of oil and gas properties in satisfaction
          Of payable to affiliates......................................        $2,700,000                     ---
        Acquisition of assets...........................................         8,333,853             $54,218,750
        Proxy costs.....................................................           316,503                 287,173
        Assumption of related liabilities...............................           923,252               3,380,659
        Issuance of common stock........................................         6,723,378              50,430,370
        Issuance of preferred stock.....................................           687,223                     ---

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

         GAS AND OIL PROPERTIES - The Company uses the successful efforts method of accounting for gas and oil exploration and development costs. All costs of acquired wells, productive exploratory wells, and development wells are capitalized and depleted by the unit of production method based upon estimated proved developed reserves. Exploratory dry hole costs, geological and geophysical costs, and lease rentals on non-producing leases are expensed as incurred. Gas and oil leasehold acquisition costs are capitalized. Costs of unproved properties are transferred to proved properties when reserves are proved. Gains or losses on sale of leases and equipment are recorded in income as the sales are completed and depleted by the unit of production method based upon estimated proved reserves. Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based on expected future cash flows. This analysis resulted in $358,106 and $1,560,990 of impairment charges during 1999 and 1998, respectively. Unproved properties are periodically assessed for impairment and, if necessary, a loss is recognized. Pursuant to this process, additional impairments of $4,271,034 were also recognized in 1998.

         In addition, the $54,200,000 fair market value assigned to unproven gas and oil exploration projects contributed by Esenjay Petroleum Corporation ("EPC") and Aspect Resources LLC ("Aspect") pursuant to certain acquisitions of undeveloped exploration projects (the "Acquisitions") which closed on May 14, 1998 is, until such time as the book value of each such project is either drilled and transferred to producing properties or is otherwise evaluated as impaired, are being amortized on a straight-line basis over a period not to exceed forty-eight months. Such amortization was $7,546,000 and $6,937,300 for the years ended December 31, 1999 and 1998, respectively. The balance in this amortizing group of unproven properties was 13,392,100 and 43,800,198 at December 31, 1999 and 1998, respectively.

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

         CAPITALIZED INTEREST - The Company capitalizes interest costs incurred on exploration projects. Interest capitalized for the years ended December 31, 1999 and 1998 was approximately $1,023,221 and $456,901, respectively.

         GAS BALANCING - The Company records gas revenue based on the entitlement method. Under this method, recognition of revenue is based on the Company's pro-rata share of each well's production. During such time as the Company's sales of gas exceed its pro-rata ownership in a well, a liability is recorded, and conversely a receivable is recorded for wells in which the Company's sales of gas are less than its pro-rata share. The Company's gas balancing position at December 31, 1999 and 1998 was approximately 114,721 MCF and 29,244 MCF overproduced, respectively.

         EXPLORATION COSTS - The Company expenses exploratory dry hole costs, geological and geophysical costs, and impairment of unproved properties. In 1999 and 1998, the Company expensed $1,597,372 and $5,882,307 in geological and geophysical costs, respectively, and $692,642 and $5,213,930 in dry hole costs, respectively. For purposes of reporting cash flows, the Company adds back to operating activities all exploration costs which have been previously capitalized, such as dry hole costs.

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

         EARNINGS PER SHARE - Basic earnings per share has been computed by dividing net income to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares. For the years ended December 31, 1999 and 1998 all potentially diluted securities are anti-dilutive and therefore are not included in the earnings per share calculation.

         The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                                                                    1999             1998
                                                                                               -------------    --------------
     BASIC AND DILUTED EARNINGS PER SHARE

        Weighted average common shares outstanding ......................................        16,612,314         9,882,227
                                                                                               =============    ==============
        Basic and diluted loss per share.................................................      $      (0.62)    $       (2.97)
                                                                                               =============    ==============

     EARNINGS FOR BASIC AND DILUTED COMPUTATION
        Net loss.........................................................................      $(10,250,238)    $ (29,321,347)
        Preferred share dividends........................................................               ---           (48,136)
                                                                                               -------------    --------------
        Net loss to common shareholders (basic and diluted loss per share computation)...      $(10,250,238)    $ (29,369,483)
                                                                                               =============    ==============

2.       RECENT EVENTS

         On January 25, 2000, the Company closed a credit facility with Deutsche Bank AG, New York branch. This facility provides for Deutsche Bank to loan up to $29,000,000 to be available in two tranches. Tranche A is in the amount of $20,000,000, with $12,000,000 established as the current available borrowing base, and Tranche B is fully drawn in the amount of $9,000,000. Under the terms and conditions of this facility, the facilities existing at December 31, 1999 with Duke Energy Financial Services, Inc. and Bank of America, NT&SA, were paid in full utilizing approximately $15,800,000 of the available proceeds from Deutsche Bank. Tranche A will mature on January 25, 2001, at which time any remaining unpaid principle will convert to a five-year monthly amortizing term loan. The Tranche B loan is payable interest only through April 30, 2001 after which date the amount available decreases by 25% per quarter beginning April 30, 2000 with a final maturity in January of 2006. In addition, the Company must remain in compliance with certain covenants required by Deutsche Bank, including a redetermination of the borrowing base every six months. The company also is required to assign an overriding royalty interest to Deutsche Bank for those wells logged prior to the later of the maturity date of Tranche B or the Tranche A termination date or the date the Tranche B Loan is repaid. The Company may repurchase this overriding royalty interest prior to April 30, 2002, if all Tranche B loans are repaid in full.

         In February of 2000, in conjunction with its financing with Deutsche Bank, the Company restructured all existing natural gas hedges with an affiliate of Deutsche Bank. Pursuant to these hedges, the Company now has 9,381 MMBtu/day of net production hedged in March, 2000, 9,031 MMBtu/day hedged for the second quarter of 2000, 8,646 MMBtu/day for the third quarter of 2000, 8,278 MMBtu/day for the fourth quarter of 2000, 7,161 MMBtu/day for the first quarter of 2001, 6,880 MMBtu/day for the second quarter of 2001, 6,600 MMBtu/day for the third quarter of 2001, and 6,319 MMBtu/day for the fourth quarter of 2001. All hedges are at $2.45 per MMBtu. Concurrent with the restructuring of the hedges, the Company was relieved of any liability or rights pursuant to all previously existing natural gas hedges. An existing "collar" hedge arrangement on 280 barrels of oil per day in the first quarter of 2000, and 256 and 237 barrels of oil per day in the second and third quarters of 2000, respectively, was transferred to the Deutsche Bank affiliate at the existing $18.00 floor price and $20.40 cap price. These positions were supplemented with oil hedges at $21.03 per barrel on volumes of 238 barrels of oil per day in the fourth quarter of 2000 and 175, 168, 161, and 154 barrels of oil per day in the first through fourth quarters of 2001, respectively. First quarter 2000 hedges are estimated to approximate 68% of the Company's natural gas and 53% of its oil production for such quarter. Future percentages will vary.

         In October of 1999 the Company entered a transaction wherein it sold an interest in its Papalote Project which created a deferred gain on sale of $1,797,707. This is shown as a deferred liability because, as part of the same transaction, the Company incurred an obligation to conduct a 3-D seismic survey over the project area at the Company's cost. Until the final cost to the Company of this 3-D seismic survey is incurred, the gain on sale, if any, cannot be calculated. The gain on sale, if any, will be recognized in 2000 after anticipated completion of the 3-D seismic survey.

         As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas and oil production through December of 2001.

         On March 20, 2000, the Company closed the sale of approximately 84.39% of its interest in its Raymondville Project in Willacy County for net cash proceeds of $10,585,981 million. Pursuant to this sale the Company sold 3,462,967 MCFE of its reserves classified as proven as of December 31, 1999.

3.       STOCKHOLDERS' EQUITY:

         As a result of the Company's 1:6 reverse stock split effected May 14, 1998, all numbers of common shares and per share amounts have been restated for all periods.

         In 1999 and 1998 the Company issued 3,052,865 and 14,128,850 additional shares of common stock, respectively.

         On May 14, 1998, the shareholders approved the January 19, 1998 Acquisition Agreement with EPC and Aspect. This agreement called for the Company to issue up to 5,165,260 shares of Common Stock, after giving effect to the reverse split, to EPC in exchange for undeveloped oil and gas prospects and to issue up to 4,941,440 shares of Common Stock, after giving effect to the reverse split, to Aspect in exchange for undeveloped oil and gas prospects. The combined assets of Aspect and EPC had a historical full cost basis of $19,900,000 and a fair value of $54,200,000 as determined by an independent assessment by Cornerstone Ventures L.P. In addition, after November 1, 1997 (the effective date) and prior to the date of closing, EPC incurred approximately $3,800,000 in exploration and development costs and $300,000 in overhead costs associated with the prospects and Aspect incurred approximately $3,955,000 in such costs, all of which incurred costs were for the account of the Company.

         On May 12, 1999, the Company announced that on May 11, 1999 it had signed a Plan and Agreement of Merger with 3DX Technologies Inc. ("3DX") which provided for the merger of 3DX into the Company (the "Acquisition"). The shareholders of both companies approved the transaction at duly called shareholders meetings on September 23, 1999 and the merger was consummated the same day. The purchase price of the Acquisition was approximately $7.4 million, of which $6.7 million was in the Company's common stock and $0.7 million was in the Company's preferred stock.

         The terms of the merger provided for 3DX shareholders to receive, at their election, either (i) the issuance of one share of Esenjay common stock for
3.25 shares of 3DX common stock; or (ii) the issuance of a new Esenjay convertible preferred stock at a ratio of one share of Esenjay convertible preferred stock for each 2.75 shares of 3DX common stock. Approximately 91% of the 3DX common shares converted into Esenjay common stock and approximately 9% were converted into Esenjay convertible preferred stock. As a result, Esenjay issued approximately 2,906,778 new shares of common stock and approximately 356,999 shares of convertible preferred stock. The convertible preferred stock may be redeemed at Esenjay's sole option until September 23, 2000 at $1.925 per share. If not redeemed by that time, the preferred will automatically convert into one share of Esenjay common stock on October 1, 2000 if the average closing price of Esenjay common stock is greater than or equal to $1.875 during the month of September 2000. If the Esenjay common stock averages less than $1.875 in September of 2000, the preferred holder has the right, during the month of October of 2000, to "put" the shares to Esenjay. If put, Esenjay will then have the right to retire the convertible preferred stock for $1.65 in cash or for common stock with the number of shares of common stock adjusted based upon a formula set out in the merger agreement. Under any scenario the convertible preferred stock is scheduled to be converted or redeemed not later than November 1, 2000. Prior to that time no dividends accrue or are required to be paid other than as would participate with any common stock dividends, which common stock dividends are not anticipated to be declared.

         In May of 1999, seven directors of the Company each subscribed for the purchase of 12,000 shares of common stock of the Company for an aggregate total of 84,000 shares. The shares were at a price of $1.83 per share payable one-third upon subscription, one-third in May of 2000 and one-third in May of 2001. Shares are to be delivered in 2000. At December 31, 1999, the Company had a common stock subscription receivable of $109,800 outstanding related to these shares.

         CUMULATIVE CONVERTIBLE PREFERRED STOCK - During 1998, $48,136 was declared and paid in cumulative preferred stock dividends. In addition, during 1998 the Company paid dividends in arrears of $180,518 ($1.50 per share) on its cumulative preferred stock for the period from May 1, 1995 to December 31, 1998. All shares of the cumulative convertible preferred stock were redeemed in May of 1998.

         WARRANTS - As of December 31, 1997, there were 263,013 Series A Warrants outstanding. All of the Series A Warrants expired on November 13, 1998.

         Since December 31, 1997, the Company has had Series B Warrants, which entitles the holder to purchase one-sixth (1/6) share of common stock for $12.15 until August 8, 2001. Each Series B Warrant is redeemable by the Company with the prior consent of the underwriter at a price of $0.06 per Series B Warrant, at any time after the Series B Warrants become exercisable, upon not less than 30 days notice, if the last sale price of the common stock has been at least 200% of the then exercise price of the Series B Warrants for the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

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

         On January 15, 1997, the Board of Directors authorized the Company to enter into an agreement with a company to perform investor relations services for the Company on a fee basis through January 15, 1999, and month to month thereafter, which fee may be paid either in cash or common stock at the election of the Company. The Company elected to compensate the investor relations firm partially in cash and partially in stock, therefore the investor relations firm was issued 12,500 shares of common stock during 1998 and no shares in 1999.

         In the first quarter of 1998, the Company, in connection with a financing arrangement, issued warrants to purchase 25,000 shares of common stock at an exercise price of $3.00 per share.

         On October 13, 1998, the Company entered into an amended credit agreement with B of A part of which called for the Company to issue warrants to purchase 95,000 shares of common stock at a price per share equal to the average daily closing price of the Company's common stock during the 30 calendar days prior to closing. The warrants have a five-year term and provide for usual and customary anti-dilution protection, registration rights, and put and call provisions (including a call on the warrants if the stock price exceeds five times the strike price). The warrants were canceled in January of 2000 at which time B of A was repaid all amounts due pursuant to the amended credit agreement.

         EMPLOYEE OPTION PLANS - The Company has option plans for employees and directors which authorize the issuance of up to 3,000,000 options to purchase one share of common stock. Options to purchase 1,259,667 shares of common stock at prices ranging from $1.83 to $3.78 are currently outstanding.

         Under the plans, the Board may grant options to officers and other employees. Each option shall consist of an option to purchase one share of common stock at an exercise price that shall be at least the fair market value of the Common stock on the date of the grant of the option. However, the Board may authorize vesting options as it deems necessary. Unless otherwise so designated, the options shall be exercisable at a rate of 33 1/3% in the year following the effective date of the grant, and 33 1/3% each of the two years thereafter. The Option holder's right is cumulative. Unless otherwise designated by the Board, if the employment of the Option holder is terminated for any reason, all unexercised Options shall terminate, be forfeited and shall lapse within three months thereafter. The options have a maximum life of ten years from the date of issuance.

         The following table summarizes activity under the Company's stock option plans for the years ended December 31, 1999 and 1998.

                                                                      EMPLOYEE OPTION PLANS
                                                                 -----------------------------
                                                                       1999            1998
                                                                 --------------  -------------
Shares available for grant...............................           3,000,000         115,892
Shares under option at end of period.....................           1,259,667          94,001
Option price per share...................................        $1.83 - 3.78     $3.78-$7.68
Shares exercisable at end of period......................             480,303          90,667
Shares forfeited.........................................                 ---             ---
Weighted average option price............................               $2.42           $3.92
Weighted average fair value
  of options granted during
  the year at market price..............................                $1.34             ---


         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's pro forma net loss applicable to common stockholders and net loss per common and common equivalent share would have been as indicated below:

                                                                                 1999                 1998
                                                                          ------------------  -----------------
Net loss applicable to common stockholders-as reported ...............     $  (10,250,238)     $  (29,369,483)
Net loss applicable to common stockholders-pro forma .................     $  (11,247,486)     $  (41,198,653)
Net loss per common share-as reported ................................     $        (0.62)     $        (2.97)
Net loss per common share-pro forma ..................................     $        (0.68)     $        (2.50)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 80.99% and 60% in 1999 and 1998; risk-free interest rate of 5.625% and 5.71% in 1999 and 1998; and expected lives of 10 years.

4.       SALE OF GAS AND OIL ASSETS AND SEISMIC DATA:

         The Company sold various interests in a number of different projects, prospects and wells during 1999 and 1998. These sales resulted in an aggregate gain of approximately $2,243,511 in 1999. The Company recorded an deferred gain on sale of $1,797,707 in relation to an ongoing sale in the Company's Papalote project. As a part of the sales transaction the Company is required to conduct a 3-D seismic survey over the project area. The survey is currently being shot over the project area and the gain on sale, if any, will be recognized upon the completion of the 3-D seismic survey. No gain or loss was recorded on the sale of oil and gas assets in 1998 as these were the sale of partial interests in several unproved properties and the proceeds were treated as a recovery of costs incurred.

5.       LONG-TERM DEBT:  (SEE NOTE 2)

         Long-term debt consists of the following:

                                                                                                  DECEMBER 31,
                                                                                          ----------------------------
                                                                                              1999             1998
                                                                                          -----------      -----------
Non-recourse loan, payable out of an 8%ORRI on the Starboard Prospect,
   interest accrued at 15% .........................................................      $   864,000      $   864,000
Note payable to bank paid in 1999 ..................................................              ---            1,236
Note payable, interest at 12%, payable monthly, is currently due ...................          100,000          100,000
Loan with Bank of America NT&SA ("B of A"), in two Tranches: Tranche A is a
   revolving credit facility which terminates October 13, 2000, thereafter converting the unpaid balance into a five year term loan requiring quarterly principle and interest payments; Tranche B is payable as to interest only until maturity on April 13, 2000, at which time payment in full is required .....
   Both loans are at a varied interest rate utilizing either the B of A's
   Alternative Reference Rate (Alternative Reference Rate is the greater of (i)
   B of A's Reference Rate and (ii) the Federal Funds effective rate plus 0.50%)
   or the Interbank rate plus 2%for Tranche A and 4%for Tranche B. The loan is
   secured by a mortgage on most properties currently owned by the Company .........        8,523,162        7,500,000
Loan with Duke Energy Field Services, Inc., which provided for up to
    $9,000,000 to the Company for eighteen months pursuant to a decreasing facility.  The commitment reduces by $930,000 per, and reducing to zero on
    August 1, 2000.  Total available as of December 31, 1999 was $7,140,000. The interest rate is prime plus 4%.  The loan is secured by a mortgage on all
    properties currently owned by the Company ......................................        7,140,000              ---
                                                                                          -----------      -----------
                                                                                           16,627,162        8,465,236

Less current portion ...............................................................       11,013,162          101,236
                                                                                          -----------      -----------
                                                                                          $ 5,614,000      $ 8,364,000
                                                                                          ===========      ===========


         Maturities of long-term debt (excluding non-recourse debt, which is solely dependent upon the successful development and future production, if any, of the Starboard Prospect) are as follows:

   YEAR                                                                                    AT DECEMBER 31,
   ----                                                                                   ----------------
                                                                                               1999(1)
                                                                                               ----
   2000..............................................................................       11,013,162
   2001..............................................................................          950,000
   2002..............................................................................          950,000
   2003..............................................................................          950,000
   2004..............................................................................          950,000
   2005..............................................................................          950,000


(1) All outstanding amounts shown were repaid with proceeds from the credit facility with Deutsche Bank. (See Note 2 for maturities under this facility over the next 5 years.)

         On October 13, 1998, the Company amended and restated the credit agreement dated January 3, 1996 with B of A to an amount equal to the lesser of the Collateral Value, or $20,000,000. The amended agreement provided for an immediate borrowing base of up to $9,000,000 ($8,250,000 if the Company did a third party financing in which the third party lender would share in certain collateral of B of A). In conjunction with this financing, B of A received a 2% overriding royalty interest, proportionately reduced to the Company's net interest, in the properties classified proven as of the date of closing and received a five year warrant to purchase 95,000 shares of common stock at a price equal to the average daily closing price of the Company's common stock for the thirty days prior to closing of the credit agreement. Proceeds of the loan primarily supplement working capital. As part of the credit agreement, the Company was subject to certain covenants and restrictions, among which are the limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. The loan has been repaid. In the event the loan had not been repaid, the Company would have to have requested a waiver. (See Note 2 - Recent
Events.)

         The Company has entered into an interest rate swap guaranteeing a fixed interest rate of 5.37% on the loan, and the Company will pay fees of three-eighths of 1% (.0375%) on the unused portion of the commitment amount. The unrealized loss on the interest rate swap agreement was $1,558 at December 31, 1999. The actual rate for the Company is the fixed rate of 5.0% plus 2% on Tranche A and the fixed rate of 5.0% plus 4% on Tranche B of the loans from B of
A. This swap was settled in January of 2000. (See Note 2 - Recent Events.)

         On January 28, 1999, the Company closed a credit facility with Duke. This facility provided for Duke to loan up to $9,000,000 to the Company for eighteen months. The Company had $7,140,000 outstanding on said facility as of September 30, 1999,which represented the total amount then available. The commitment initially reduced by $930,000 per quarter until it would reduce to zero on August 1, 2000. Effective November 1, 1999, the Company and Duke amended the credit agreement such that there was no reduction in the available amount of $7,140,000 on November 1, 1999. As a result, the commitment amount was scheduled to reduce by $1,860,000 in February of 2000, $930,000 in May of 2000, and reduce to 0 in August of 2000. Principal outstanding cannot exceed the commitment amount at any time. Duke is paid interest at a rate of prime plus 4%. It also received a right to gather and process, at fair market value, gas and condensate from a designated area of interest, and a net revenue interest in certain of the Company's future drilling activities not to exceed 0.49% of the Company's net interest. Proceeds primarily supplement exploration costs. The note was repaid in January 2000. (See Note2 - Recent Events).

6.       INCOME TAXES:

         Deferred tax assets and liabilities are as follows:

                                                                                   AT DECEMBER 31,
                                                                            ---------------------------------
                                                                               1999                1998
                                                                            ----------------   --------------
Net operating tax loss carry forward.................................        $  17,590,565      $  11,633,159
Property and equipment...............................................            2,166,546           (435,246)
Valuation allowance..................................................          (19,757,111)       (11,197,913)
                                                                             -------------      -------------


   Net deferred tax asset (liability)................................        $         ---      $         ---
                                                                             =============      =============

         The Company has recorded a deferred tax valuation allowance since, based on an assessment of all available historical evidence, it is more likely than not that future taxable income will not be sufficient to realize the tax benefit. The Company and its subsidiaries have net operating loss carryforwards ("NOLs") at December 31, 1999, of approximately $50,258,757 which may be used to offset future taxable income. The operating loss carryforwards expire in the tax years 2006 through 2019.

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

7.       RELATED PARTY TRANSACTIONS:

         The Company's outstanding advances to employees and affiliates of the Company at December 31, 1999 and 1998 were $472,827 and $963,700, respectively. The December 31, 1999 and 1998 receivables include $47,787 from an affiliated partnership for which the Company serves as the managing general partner. The December 31,

1999 and 1998 includes receivables of $190,923 and $915,342, respectively, from Esenjay Petroleum Corporation (EPC) relating to joint interest billings. In addition, at December 31, 1999 and 1998, the Company had a net payable to Aspect in the amount of $2,083,913 and $4,322,548, respectively; in June 1999 the Company closed a sale to Aspect of 12.5% (of 100%) interest in its Caney Creek project and a 12% (of 100%) interest in the Gillock project, and all of the Company's undeveloped interests in the West Beaumont project area for an aggregate of approximately $2,700,000. Proceeds from the sale were used to settle amounts due Aspect.

8.       COMMITMENTS AND CONTINGENCIES:

         The Company leases office space under lease agreements, which are classified as operating leases. Lease expense under these agreements was $291,169 in 1999 and $193,515 in 1998. A summary of future minimum rentals on these non-cancelable operating leases is as follows:

                                                                          AT DECEMBER 31,
                                                                          ----------------
         YEAR                                                                 1999
         ----                                                                 ----
         2000.....................................................          $306,190
         2001.....................................................           248,445
         2002.....................................................           168,137
         2003.....................................................            84,068


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

         In January of 2000 the above hedge instruments were assumed by Deutsche Bank AG and the natural gas hedges were restructured. (See Note 2 - Recent Events.)

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

         On May 12, 1999, the Company announced that on May 11, 1999 it had signed a Plan and Agreement of Merger with 3DX Technologies Inc. ("3DX") which provided for the merger of 3DX into the Company (the "3DX Acquisition"). The shareholders of both companies approved the transaction at duly called shareholders meetings on September 23, 1999 and the merger was consummated the same day. The purchase price of the 3DX Acquisition was approximately $7.4 million, of which $6.7 million was in the Company's common stock and $0.7 million was in the Company's preferred stock. The 3DX Acquisition included, at fair value, current assets of $2.5 million, property and equipment of $5.8 million, other assets of $0.1 million and liabilities of $0.9 million.

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

         The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair value at the date of acquisition. The operating results of the acquisitions have been included in the Company's consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma information presents a summary of the consolidated results of operations for the years ended December 31, 1999 and 1998 as if the acquisitions had occurred on January 1, 1998.

        1999 AND 1998 ACQUISITIONS:                                               YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                                 1999                   1998
                                                                         ---------------------    ------------------
        Revenues...................................................          $   14,176,091           $  6,315,147
        Total costs and expenses...................................              28,393,836             47,513,800
                                                                         ---------------------    ------------------
        Net loss...................................................          $  (14,217,745)           (41,198,653)
                                                                         =====================    ==================
        Basic and diluted loss per share...........................          $        (0.73)          $      (2.50)
                                                                         =====================    ==================
        Weighted average number of common shares
              Outstanding..........................................              19,518,839             16,471,822
                                                                         =====================    ==================

        1998 ACQUISITION                                                                             YEAR ENDED
                                                                                                    DECEMBER 31,
                                                                                                  ------------------
                                                                                                        1998
                                                                                                  ------------------
        Revenues.............................................................................        $  1,716,473
        Total costs and expenses.............................................................          33,325,677)
                                                                                                  ------------------
        Net loss.............................................................................        $(31,609,204)
                                                                                                  ==================
        Basic and diluted loss per share.....................................................        $      (2.33)
                                                                                                  ==================
        Weighted average number of common shares
              outstanding....................................................................          13,564,983
                                                                                                  ==================


10.      PROPERTY AND EQUIPMENT

                                                                                 YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------
                                                                                1999             1998
                                                                          ---------------    --------------
         Gas and oil properties, at cost, successful
              efforts method of accounting:
                  Proved .......................................          $   30,586,079     $   14,006,244
                  Unproved, subject to amortization ............              13,392,100         43,800,198
                  Unproved, not subject to amortization ........              34,180,470         10,835,056
                                                                          --------------     --------------
                     Total gas and oil properties ..............              78,158,649         68,641,498
                  Other property and equipment .................               1,962,132          1,403,384
                                                                          --------------     --------------
         Total oil and gas properties and equipment ............              80,120,781         70,044,882

         Less accumulated depletion, depreciation
              and amortization .................................             (25,937,472)       (15,517,656)
                                                                          ==============     ==============
                                                                          $   54,183,309     $   54,527,226
                                                                          ==============     ==============

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

         FINANCIAL DATA

         The Company's gas and oil producing activities represent substantially all of the business activities of the Company. The following costs include all such costs incurred during each period, except for depreciation and amortization of costs capitalized:

COSTS INCURRED IN GAS AND OIL EXPLORATION AND PRODUCTION ACTIVITIES:

                                                          YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                          1999               1998
                                                    -------------       -------------
Acquisition of properties:
   Proved ...................................       $     848,505         $       ---
   Unproved .................................           5,214,982          63,511,000
Exploration costs ...........................          11,577,425          13,412,133
Development costs ...........................             859,349           7,114,820
                                                    -------------       -------------
      Total costs incurred ..................       $  18,500,261       $  84,037,953
                                                    =============       =============

                                        49

CAPITALIZED COSTS:

                                                                         AT DECEMBER 31,
                                                                ---------------------------------
                                                                     1999               1998
                                                                -------------       -------------
Proved ...................................................      $  30,586,079       $  14,006,244
Unproved properties, subject to amortization .............         13,392,100          43,800,198
Unproved properties, not subject to amortization .........         34,180,470          10,835,056
Less accumulated amortization ............................        (24,828,022)        (14,584,784)
                                                                -------------       -------------
      Net capitalized costs ..............................      $  53,330,627       $  54,056,714
                                                                =============       =============

ESTIMATED QUANTITIES OF PROVED GAS AND OIL RESERVES:

                                                                                                   CRUDE OIL, CONDENSATE AND
                                                                                                   -------------------------
                                                                                                     NATURAL GAS LIQUIDS
                                                                                                     -------------------
                                                                    NATURAL GAS (MCF)                      (BARRELS)
                                                                    -----------------                      ---------

                                                                 YEARS ENDED DECEMBER 31,          YEARS ENDED DECEMBER 31,
                                                                 ------------------------          ------------------------
                                                                    1999            1998             1999              1998
                                                                -----------     -----------      -----------       -----------
Proved developed and undeveloped reserves:
   Beginning of period ...................................       11,929,667       5,500,363          100,195           114,399
   Purchases of minerals-in-place ........................          291,055             ---            4,802               ---
   Sales of minerals-in-place ............................              ---             ---              ---               ---
   Revisions of previous estimates .......................       (6,027,430)     (5,284,456)(1)      (45,872)          (97,420)(1)
   Extensions, discoveries and other additions ...........       15,981,338      12,367,076          414,229            92,094
   Production ............................................       (3,381,592)       (653,316)        (100,559)           (8,878)
                                                                -----------     -----------      -----------       -----------
   End of period .........................................       18,793,038      11,929,667          372,795           100,195
                                                                ===========     ===========      ===========       ===========
Proved developed reserves:

   Beginning of period ...................................        6,864,564         521,345           59,085            24,358
   End of period .........................................       17,481,248       6,864,564          371,368            59,085


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

         Future net cash inflows are based on the future production of proved reserves of natural gas, natural gas liquids, crude oil and condensate as estimated by petroleum engineers by applying current prices of gas and oil (with consideration of price changes only to the extent fixed and determinable and with consideration of the timing of gas sales under existing contracts or spot market sales) to estimated future production of proved reserves. Average year end prices used in determining future cash inflows for natural gas and oil for the periods ended December 31, 1999 and 1998 were as follows: 1999 $2.30 per Mcf of natural gas, $22.20 per barrel of oil; 1998 - $2.01 per Mcf of natural gas, $9.03 per barrel of oil, respectively. Future net cash flows are then calculated by reducing such estimated cash inflows by the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and by the estimated future income taxes. Estimated future income taxes are computed by applying the appropriate year-end tax rate to the future pretax net cash flows relating to the Company's estimated proved oil and gas reserves. The estimated future income taxes give effect to permanent differences and tax credits and allowances.

         The following table sets forth the Company's estimated standardized measure of discounted future net cash flows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                            1999              1998
                                                                       ------------       ------------
Future cash inflows .............................................      $ 49,970,700       $ 25,241,119
Future development and production costs .........................       (10,635,400)        (8,478,613)
Future income tax expenses ......................................               ---                ---
                                                                       ------------       ------------
Future net cash flows ...........................................        39,335,300         16,762,506
Discount ........................................................         6,822,200         (4,242,485)
                                                                       ------------       ------------
Standardized measure of discounted future net cash flows ........      $ 32,513,100       $ 12,520,021
                                                                       ============       ============

         The following table sets forth changes in the standardized measure of discounted future net cash flows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------------
                                                                                           1999                1998
                                                                                      -------------       -------------
Standardized measure of discounted future cash flows-beginning of period .......      $  12,520,021       $   3,898,500
Sales of oil and gas produced, net of operating expenses .......................         (9,037,645)         (1,021,830)
Purchases of minerals in place .................................................            817,070                 ---
Net changes in sales prices and production costs ...............................          1,067,500          (4,459,331)
Extensions, discoveries and improved recovery, less related costs ..............         47,838,148          13,358,762
Change in future development costs .............................................          1,351,700           5,135,315
Previously estimated development costs incurred during the year ................         (9,353,624)              2,515
Revisions of previous quantity estimates .......................................        (14,486,234)         (1,957,356)
Accretion of discount ..........................................................          2,212,137             402,566
Net change of income taxes .....................................................                ---             127,157
Sales of minerals-in-place .....................................................                ---                 ---
Changes in production rates (timing) and other .................................           (415,973)         (2,966,277)
                                                                                      -------------       -------------

Standardized measure of discounted future cash flows-end of period .............      $  32,513,100       $  12,520,021
                                                                                      =============       =============

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

2(e)     Plan and Agreement of Merger of Esenjay Exploration, Inc. and 3DX
         Technologies Inc. is incorporated by reference to the Company's
         Quarterly Report on Form 10QSB for the quarter ended March 31, 1999 dated May 19, 1999 wherein the same appears as Exhibit 2.

3(a) Certificate of Incorporation of the Company as incorporated by reference to the Company's Registration Statement number 333-53581 dated May 21, 1998 wherein the same appeared as Exhibit 3(a).

3(b)     By-Laws of the Company as incorporated by reference to the Company's
         Registration Statement number 333-53581 dated May 21, 1998 wherein the same appeared as Exhibit 3(c).

4(a) See Articles V, VI and X of the Company's Certificate of Incorporation and Articles I, II, V and VI of the Company's By-Laws as provided at Exhibits 3(a) and 3(b) above.

4(b) Certificate of Designations of Esenjay Exploration, Inc. establishing the designations, preferences, limitations, and relative rights of its Series A Convertible Preferred Stock is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended
         September 30, 1999 dated November 15, 1999 wherein the same appears as
         Exhibit 4.

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

10(d)    Credit Agreement by and between Esenjay Exploration, Inc. and Duke
         Energy Financial Services, Inc. dated as of January 28, 1999, as incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 dated April 14, 1999, wherein the same appears as Exhibit 10(d).

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

10(m)*   Credit Agreement by and between Esenjay Exploration, Inc. and Deutsche
         Bank AG, New York and/or Cayman Islands Branches, dated as of January
         25, 2000, as currently in effect.

11*      Statement of Earnings per Share
21*      Subsidiaries of Registrant.
27*      Financial Data Schedule.
(b)      Reports on Form 8-K.
         Form 8-K filed on October 8, 1999 is incorporated by reference.


--------------------
*Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ESENJAY EXPLORATION, INC.

Date: April 13, 2000                   By: /s/ Michael E. Johnson
                                          -------------------------------------
                                           Michael E. Johnson, President,
                                           Chief Executive Officer and Director

         Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 13, 2000                      /s/ David B Christofferson
                                          -------------------------------------------------
                                          David B Christofferson, Senior Vice President
                                          General Counsel and Chief Financial Officer

Date: April 13, 2000                      /s/ Angela D. Conway
                                          -------------------------------------------------
                                          Angela D. Conway, Controller and
                                          Principal Accounting Officer


Date: April 13, 2000                      /s/ David W. Berry
                                          -------------------------------------------------
                                          David W. Berry, Chairman and Director


Date:  April 13, 2000                     /s/ Alex B. Campbell
                                          -------------------------------------------------
                                          Alex B. Campbell, Director


Date:  April 13, 2000                     /s/ William D. Dodge, III
                                          -------------------------------------------------
                                          William D. Dodge, III, Director


Date:  April 13, 2000                     /s/ C. Eugene Ennis
                                          -------------------------------------------------
                                          C. Eugene Ennis, Director


Date:  April 13, 2000                     /s/ Jeffrey B. Pollicoff
                                          -------------------------------------------------
                                          Jeffrey B. Pollicoff, Director


Date:  April 13, 2000                     /s/ Jack P. Randall
                                          -------------------------------------------------
                                          Jack P. Randall, Director


Date:  April 13, 2000                     /s/ Hobart A. Smith
                                          -------------------------------------------------
                                          Hobart A. Smith, Director