Form 10KSB/A
period 1999-12-31
ESENJAY EXPLORATION INC
filed 2000-05-01
CIK 901611

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

         18,857,251 shares of the registrant's common stock were outstanding as of April 28, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    REGISTRANT'S PROXY STATEMENT FOR ITS 2000 ANNUAL MEETING OF SHAREHOLDERS
                   IS INCORPORATED BY REFERENCE INTO PART III


--------------------------------------------------------------------------------

                            ESENJAY EXPLORATION, INC.
                        FOR YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS
                                  FORM 10-KSB/A

                                     PART I


ITEM                                                                                                           PAGE
----                                                                                                           ----

1.       Description of Business..............................................................................    3

2.       Description of Property..............................................................................   18

3.       Legal Proceedings....................................................................................   20

4.       Submission of Matters to a Vote of Security Holders..................................................   20

                                     PART II

5.       Market for Common Equity and Related Stockholder Matters.............................................   21

6.       Management's Discussion and Analysis or Plan of Operation............................................   22

6A.      Quantitative and Qualitative Disclosures about Market Risks..........................................   31

7.       Financial Statements.................................................................................   32

8.       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................................................   51

                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................................................   52

10.      Executive Compensation...............................................................................   55

11.      Security Ownership of Certain Beneficial Owners
           and Management.....................................................................................   56

12.      Certain Relationships and Related Transactions.......................................................   58

                                     PART IV

13.      Exhibits and Reports on Form 8-K.....................................................................   60

         Signatures...........................................................................................   62

                                     PART I

         This Form 10-KSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the introductory paragraph to Management's Discussion and Analysis beginning on page 22 of this Form 10-KSB/A.

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

         The following table sets forth certain information about each of the Exploration Projects:

                              EXPLORATION PROJECTS




                                               ACRES LEASED OR UNDER OPTION AT             SQUARE MILES OF
                                                      MARCH 27, 2000(1)                    3-D SEISMIC DATA
                                           PROJECT         PROJECT          COMPANY           RELATING TO             PROJECT
PROJECT AREAS                               GROSS            NET              NET            PROJECT AREA            INTEREST(2)
-------------------------------------    ------------    -------------    ------------    --------------------    --------------

SOUTH TEXAS
FRIO CORE AREA
    Allen Dome...................           15,669           12,511            4,128               53                  33.00%
    Gillock......................           23,768           19,251            4,327               70                  22.50%
    Blessing.....................              848              743              252               22                  33.90%
    Tidehaven....................            3,433            2,487            1,436               28                  57.75%
    El Maton.....................            4,085            3,443            2,219               29                  64.40%
    Midfield.....................            2,028            1,308              818               21                  62.50%
    Markham......................            1,857            1,857              731                5                  39.00%
    Buckeye......................            2,202            1,740              696               40                  45.00%
    Duncan Slough................            3,644            1,940              796               25                  40.90%
    Southwest Pheasant...........            1,400            1,142              857               10                  75.00%
    Geronimo.....................            7,318            7,239            3,040               76                  42.00%
    Houston Endowment............            1,116            1,116              469               50                  42.00%
    Wolf Point...................              632              632              287                8                  45.50%



    Piledriver...................              640              640              400                2                  62.50%
    Archie.......................              903              826              150               14                  18.13%
    Powerhorn/Matagorda Bay......            1,707            1,707              276               30                  15.00%
    Raymondville.................           12,139           11,598            7,003               62                  60.38%
                                         ------------    -------------    ------------    --------------------
                      Frio Sub-Total        83,389           70,180           27,885              545
WILCOX CORE AREA
    Hall Ranch(3)................            8,310            8,285            3,438               57                  41.50%
    Hordes Creek(3)..............            4,730            4,683            1,943               25                  41.50%
    Mikeska(3)...................            8,185            7,828            2,974               32                  38.00%
    Duval/McMullen...............            1,980            1,980            1,782               10                  90.00%
    Verdad(3)....................            4,428            4,171            1,043               40                  25.00%
    Orangedale(3)................            2,353            2,318            2,086               10                  90.00%
    Riverdale(3).................            1,885            1,885              471               23                  25.00%
                                         ------------    -------------    ------------    --------------------
                    Wilcox Sub-Total        31,871           31,150           13,737              197                  25.00%
TEXAS HACKBERRY CORE AREA
    Lox B                                    7,699            4,191            1,048               62                  25.00%
    West Port Acres..............              729              651               81               21                  12.50%
    Big Hill/Stowell.............            1,462            1,333              444               56                  33.33%
    Cheek                                    5,499            3,736              461               48                  12.35%
    Lovells Lake.................           10,536            8,671            1,086               65                  12.53%
    West Beaumont................              865              694               53               22.5                 7.67%
                                         ------------    -------------    ------------    --------------------
           Texas Hackberry Sub-Total        26,790           19,276            3,173              274.5
YEGUA CORE AREA
    Papalote(4)..................           27,457           26,514            9,048               98                  34.12%
    Mathis.......................           13,083           12,694            5,077               40                  40.00%
    TBC  ........................           44,695           37,214           14,888               90                  40.00%
    South Louisiana Eocene(4)....           32,116           32,037            8,009               88                  25.00%
                                         ------------    -------------    ------------    --------------------
                     Yegua Sub-Total       117,351          108,459           37,022              316
OTHER LOUISIANA
    Lapeyrouse...................            3,539            2,429            1,093               35                  45.00%
                                         ------------    -------------    ------------    --------------------
                 Louisiana Sub-Total         3,539            2,429            1,093               35
OTHER TEXAS
    East Texas Pinnacle Reef(5)..              TBD              TBD              TBD              400                 TBD
                                         ------------    -------------    ------------    --------------------
               Other Texas Sub-Total           TBD              TBD              TBD              400
MISSISSIPPI
    Thompson Creek...............            1,399              962              899               12                   9.50%
    Melvin.......................              408              260               60               64                  23.00%
                                         ------------    -------------    ------------    --------------------
               Mississippi Sub-Total         1,807            1,222              959               76
                                         ------------    -------------    ------------    --------------------

                  TOTAL ALL PROJECTS       264,747          232,716           83,869            1,843.5
                                         ============    =============    ============    ====================

-----------

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



                                                                   Exploratory                Development
                                                                      Wells                      Wells
                                                                -------------------        -------------------
                                                                  GROSS     NET             GROSS      NET
                                                                  -----     ---             -----      ---
           1997
              Productive.......................................... ---        ---              2       0.04
              Dry...................................................6        0.32             ---       ---
           1998
              Productive ..........................................13        3.05             ---       ---
              Dry..................................................11        2.10             ---       ---
           1999
              Productive ..........................................16        2.41              6       1.46
              Dry...................................................7        0.87             ---       ---


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

                                                                                    Year Ended December 31,
                                                                                ---------------------------------
                                                                                     1999               1998
                                                                                ----------------    -------------
  Net Production:
          Oil (Bbl) ........................................................        100,559              8,878
          Gas (Mcf).........................................................      3,381,592            653,325
          Gas equivalent (Mcfe).............................................      3,984,946(1)         706,593
  Average sales price:
          Oil ($ per Bbl).......................................................$     18.37(2)      $    10.92
          Gas ($ per Mcf)...................................................    $      2.35(2)      $     1.95(2)
  Average production expenses and taxes ($ per Mcfe)........................    $      0.35         $     0.52


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



                                                        PROVED DEVELOPED     PROVED UNDEVELOPED          UNPROVEN
                                                        ----------------     -------------------    -----------------
      STATE                                             GROSS        NET       GROSS         NET      GROSS       NET
      -----                                             -----        ---     -------      ------    -------       ---

      Alabama.........................................      82        19         ---         ---        113        22
      Arkansas .......................................     ---       ---         ---         ---      6,360     2,544
      Kansas .........................................     640        31         ---         ---        ---       ---
      Louisiana ......................................     225        17         ---         ---     44,666    12,850
      Mississippi.....................................     ---       ---         ---         ---      1,807       934
      Oklahoma .......................................   2,198        51         ---         ---     12,909     3,727
      Texas ..........................................   8,254     2,004         203          26    183,278    61,608
                                                        ------    ------     --------     ------    -------    ------
              Total ..................................  11,399     2,122         203          26    249,133    81,685
                                                        ======    ======     ========     ======    =======    ======

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

         December 31, 1998               $3 3/16     $  1 1/2          --        --         5/32     1/32
         September 30, 1998                4 3/8      1 13/16          --        --         7/32     1/32
         June 30, 1998                     6 3/8            4      10 1/2    10 1/2         3/16     1/16
         March 31, 1998                    7 1/8      4   1/8      10 7/8     7 1/8          1/4     1/16


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


                                                                                   Year Ended December 31,
                                                                            --------------------------------------
                                                                                  1999                 1998
                                                                            -----------------    -----------------
Net Production:
         Oil (Bbl) ................................................              100,559                8,878
         Gas (Mcf) ................................................            3,381,592              653,325
         Gas equivalent (Mcfe) ....................................            3,984,946(1)           706,593
Average sales price:
         Oil ($ per Bbl)...........................................         $      18.37(2)      $      10.92
         Gas ($ per Mcf) ..........................................         $       2.35(2)      $       1.95(2)
Average production expenses and taxes ($ per Mcfe).................         $       0.35         $       0.52


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

         COSTS AND EXPENSES. Total costs and expenses decreased 26.49% from $31,037,820 in 1998 to $22,816,403 in 1999. The most significant decreases were in Impairment of Oil and Gas Properties and in Exploration Costs Geological and Geophysical and in Exploration Costs - Dry Hole. These cost decreases were partially offset by increases in lease operating expenses, production taxes, depletion, depreciation and amortization, and general and administrative expenses.

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


Deloitte & Touche LLP
Houston, Texas

April 10, 2000

                            ESENJAY EXPLORATION, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                DECEMBER 31,          DECEMBER 31,
                                                                                    1999                  1998
                                                                             -------------------     ----------------

Current assets:
     Cash  and cash equivalents.........................................     $   2,598,047           $    646,200
     Accounts receivable, net of allowance for doubtful
        accounts of  $519,137 at December  31, 1999 and
        $348,984 at December 31, 1998...................................         7,078,109              3,209,633
     Prepaid expenses and other.........................................         3,940,133                122,422
     Receivables from affiliates........................................           363,027                963,700
                                                                             -------------------     ----------------
              Total current assets......................................
  13,979,316              4,941,955

Property and equipment..................................................        80,120,781             70,044,882
Less accumulated depletion, depreciation
     and amortization...................................................       (25,937,472)           (15,517,656)
                                                                            -------------------      ----------------
                                                                                54,183,309             54,527,226

Other assets  ..........................................................           770,210                447,091
                                                                            -------------------      ----------------
              Total assets..............................................    $   68,932,835           $ 59,916,272
                                                                            ===================      ================


                            ESENJAY EXPLORATION, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               DECEMBER 31,        DECEMBER 31,
                                                                                   1999                1998
                                                                             -----------------    ----------------

Current liabilities:
     Accounts payable.......................................................   $ 8,838,629          $ 8,993,859
     Accounts payable to affiliate, net.....................................     2,083,913            4,322,548
     Revenue distribution payable...........................................     2,491,798            1,996,091
     Current portion of long-term debt......................................    11,013,162              101,236
     Accrued, deferred and other liabilities................................     6,095,188              484,756
                                                                             -----------------    ----------------
              Total current liabilities.....................................    30,522,690           15,898,490

Long-term debt .............................................................     4,750,000            7,500,000
Non-recourse debt ..........................................................       864,000              864,000
Accrued interest on non-recourse debt ......................................       463,395              331,194
                                                                             -----------------    ----------------
              Total liabilities ............................................    36,600,085           24,593,684

Stockholders' equity:
     Convertible preferred stock $.01 par value;
        5,000,000 shares authorized; 356,999 shares issued and
        outstanding at December 31, 1999....................................         3,570                  ---
     Common stock:
        Class A common stock, $.01 par value; 40,000,000
        shares authorized; and 18,837,699 and
        15,784,834 outstanding at December 31, 1999
        and 1998, respectively..............................................       188,377              157,849
     Additional paid-in capital ............................................    84,877,904           77,651,602
     Accumulated deficit....................................................   (52,737,101)         (42,486,863)
                                                                             -----------------    ----------------
              Total stockholders' equity....................................    32,332,750           35,322,588
                                                                             -----------------    ----------------
              Total liabilities and stockholders' equity....................   $68,932,835          $59,916,272
                                                                             =================    ================



   The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           Year Ended December 31,
                                                                                   -----------------------------------------
                                                                                         1999                    1998
                                                                                   ------------------      -----------------
Revenues:
     Gas and oil revenues....................................................      $   9,781,352            $  1,372,002
     Realized gain (loss) on commodity transactions..........................            146,337                (113,911)
     Unrealized gain on commodity transactions...............................                ---                 128,936
     Gain on sale of assets..................................................          2,243,511                   5,375
     Operating fees..........................................................            344,539                 282,020
     Other revenues..........................................................             50,426                  42,051
                                                                                   ------------------      -----------------
              Total revenues.................................................         12,566,165               1,716,473
                                                                                   ------------------      -----------------

Costs and expenses:
     Lease operating expense.................................................            752,861                 272,600
     Production taxes........................................................            655,145                  95,728
     Depletion, depreciation and amortization................................          4,292,837               1,522,771
     Amortization of unproved properties.....................................          7,546,000               6,937,300
     Impairment of oil and gas properties....................................            358,106               5,832,024
     Exploration costs-geological & geophysical..............................          1,597,372               5,882,307
     Exploration costs-dry hole..............................................            692,642               5,213,930
     Interest expense........................................................            871,501                 620,121
     Delay rentals...........................................................            336,531                 159,383
     General and administrative..............................................          5,713,408               4,501,656
                                                                                   ------------------      -----------------
              Total costs and expenses.......................................         22,816,403              31,037,820
                                                                                   ------------------      -----------------
Loss before provision for income taxes.......................................        (10,250,238)            (29,321,347)
Benefit (provision) for income taxes.........................................                ---                     ---
Net loss ....................................................................        (10,250,238)            (29,321,347)
Cumulative preferred stock dividend..........................................                ---                  48,136
                                                                                   ------------------      -----------------
Net loss applicable to common stockholders...................................      $ (10,250,238)           $(29,369,483)
                                                                                   ==================      =================

Basic and diluted loss per common and common equivalent share................      $       (0.62)           $      (2.97)
                                                                                   ==================      =================

Weighted average number of common shares outstanding.........................         16,612,314               9,882,227
                                                                                   ==================      =================


   The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Preferred                  Class A             Unamortized
                                          Stock                 Common Shares           Value of       Additional
                                  ---------------------  --------------------------     Warrants         Paid-in        Accumulated
                                    Shares      Amount    Shares(1)      Amount(1)       Issued         Capital(1)        Deficit
                                  ----------  ---------  ------------  ------------  -------------   --------------     -----------

Balance,
  December 31, 1997..........         85,961  $    860     1,655,984   $   16,560    $   (27,163)    $  14,751,425    $(12,936,862)

Issuance of common
  stock for
  acquisitions, net..........             --        --    10,106,700      101,067            --         49,360,831              --
Redemption of
  preferred stock............        (85,961)     (860)           --           --            --           (858,750)       (228,654)
Amortization of
     Warrants................             --        --            --           --         27,163                --              --
Secondary common
  stock offering, net........             --        --     4,000,000       40,000            --         14,364,980              --
Issuance of common
  Stock......................             --        --        22,150          222            --             33,116              --
Net loss.....................                                                                                          (29,321,347)
                                  ----------  ---------  ------------  -----------   ------------    --------------   -------------
Balance,
  December 31, 1998..........             --        --    15,784,834      157,849            --         77,651,602     (42,486,863)

Issuance of common
  stock for
  acquisitions, net..........             --        --     2,906,839       29,068            --          6,378,334              --
Issuance of
  preferred stock............        356,999     3,570            --           --            --            683,653              --
Issuance of common
   Stock.....................             --        --        62,026          620            --            121,235              --
Issuance of common
  stock through
  subscriptions..............             --        --        84,000          840            --            152,880              --
Net loss.....................             --        --            --           --            --                 --     (10,250,238)
                                  ----------- ---------- ------------- -----------   ------------    --------------   -------------
Balance,
  December 31, 1999..........        356,999  $  3,570    18,837,699   $  188,377            --      $  84,877,904    $(52,737,101)
                                  =========== ========== ============= ===========   ============    ==============   =============

(1) As a result of the 1:6 reverse stock split effective on May 14, 1998, all numbers of shares and per share amounts have been restated for all periods presented.

   The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Year Ended December 31,
                                                                             ----------------------------------------
                                                                                   1999                   1998
                                                                             -----------------       ----------------
Cash flows from operating activities:
     Net loss ..........................................................     $ (10,250,238)          $ (29,321,347)
     Adjustments  to  reconcile  net  loss to net cash
       used in operating activities:
          Depletion, depreciation and amortization .....................         4,292,837               1,522,771
          Amortization of unproven property.............................         7,546,000               6,937,300
          Impairment of oil and gas properties..........................           358,106               5,832,024
          Exploration costs - dry hole..................................           692,642               5,213,930
          Gain on sale of assets........................................        (2,243,511)                 (5,375)
          Amortization of financing costs...............................           101,587                 136,677
          Unrealized gain on commodity transitions......................               ---                (128,936)
     Changes in operating assets and liabilities:
          Trade and affiliate receivables...............................        (3,487,403)             (3,846,298)
          Prepaid expenses..............................................        (3,817,711)                126,906
          Other assets..................................................          (323,119)               (372,941)
          Trade and affiliate payables..................................           479,387              11,405,011
          Revenue distribution payable..................................           495,707               1,927,960
          Accrued, deferred and other...................................         5,610,432                 440,990
                                                                             -----------------       ----------------

          Net cash used in operating activities.........................          (545,284)               (131,328)
                                                                             -----------------       ----------------

Cash flows from investing activities:
     Capital expenditures - gas and oil properties......................       (19,478,942)            (23,936,538)
     Capital expenditures - other property and equipment................          (558,748)               (300,724)
     Proceeds from sale of assets.......................................        14,970,015               5,191,847
                                                                             -----------------       ----------------

        Net cash used in investing activities...........................        (5,067,675)            (19,045,415)
                                                                             -----------------       ----------------

Cash flows from financing activities:
     Proceeds from issuance of debt.....................................         8,920,000              15,800,000
     Repayments of long-term debt.......................................        (1,508,074)             (8,641,494)
     Preferred stock redeemed...........................................               ---                (859,610)
     Preferred stock dividends paid.....................................               ---                (228,654)
     Net Proceeds from issuance of common stock.........................           152,880              14,438,318
     Cost of issuing stock..............................................               ---              (1,376,193)
                                                                             -----------------       ----------------

        Net cash provided by financing activities.......................         7,564,806              19,132,367
                                                                             -----------------       ----------------

     Net increase (decrease) in cash and cash equivalents...............         1,951,847                 (44,376)

Cash and cash equivalents at beginning of year..........................           646,200                 690,576
                                                                             -----------------       ----------------

Cash and cash equivalents at end of year................................     $   2,598,047           $     646,200
                                                                             =================       ================





Supplemental  disclosure  of cash  flow  information:
     Cash paid for interest.............................................     $   1,763,323           $     835,186
Supplemental disclosure of non-cash investing and financing activities:
        Sale of oil and gas properties in satisfaction
          Of payable to affiliates......................................     $   2,700,000                     ---
        Acquisition of assets...........................................         8,333,853            $ 54,218,750
        Proxy costs.....................................................           316,503                 287,173
        Assumption of related liabilities...............................           923,252               3,380,659
        Issuance of common stock........................................         6,723,378              50,430,370
        Issuance of preferred stock.....................................           687,223                     ---

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

         The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:


                                                                                                    1999              1998
                                                                                             ----------------   --------------
     BASIC AND DILUTED EARNINGS PER SHARE
        Weighted average common shares outstanding ......................................         16,612,314         9,882,227
                                                                                             ================   ==============
        Basic and diluted loss per share.................................................        $     (0.62)    $     (2.97)
                                                                                             ================   ==============
     EARNINGS FOR BASIC AND DILUTED COMPUTATION
        Net loss.........................................................................       $(10,250,238)   $(29,321,347)
        Preferred share dividends........................................................                ---         (48,136)
                                                                                             ----------------  ---------------
        Net loss to common shareholders (basic and diluted loss per share computation)...       $(10,250,238)   $(29,369,483)
                                                                                             ================  ===============


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

         The following table summarizes activity under the Company's stock option plans for the years ended December 31, 1999 and 1998.



                                                                       EMPLOYEE OPTION PLANS
                                                             --------------------------------------
                                                                       1999            1998
                                                             -------------------  -----------------

     Shares available for grant...............................        3,000,000         115,892
     Shares under option at end of period.....................        1,259,667          94,001
     Option price per share...................................     $1.83 - 3.78     $3.78-$7.68
     Shares exercisable at end of period......................          480,303          90,667
     Shares forfeited.........................................              ---             ---
     Weighted average option price............................            $2.42           $3.92
     Weighted average fair value
     of options granted during
     the year at market price.................................            $1.34             ---


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


                                                                                              1999              1998
                                                                                          -------------   -------------

Net loss applicable to common stockholders - as reported.............................     $(10,250,238)   $(29,369,483)
Net loss applicable to common stockholders - pro forma...............................     $(11,247,486)   $(41,198,653)
Net loss per common share-as reported................................................     $      (0.62)   $      (2.97)
Net loss per common share-pro forma..................................................     $      (0.68)   $      (2.50)


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

5.       LONG-TERM DEBT:  (SEE NOTE 2)

         Long-term debt consists of the following:

                                                                                             DECEMBER 31,
                                                                                    --------------------------------
                                                                                        1999              1998
                                                                                    --------------    --------------

Non-recourse loan, payable out of an 8% ORRI on the Starboard Prospect, interest
   accrued at 15%.................................................................  $    864,000      $   864,000
Note payable to bank paid in 1999.................................................           ---            1,236
Note payable, interest at 12%, payable monthly, is currently due..................       100,000          100,000
Loan with Bank of America NT&SA ("B of A"), in two Tranches:  Tranche A is a
   revolving credit facility which terminates October 13, 2000, thereafter converting the unpaid balance into a five year term loan requiring quarterly principle and interest payments; Tranche B is payable as to interest only until maturity on April 13, 2000, at which time payment in full is required.
   Both loans are at a varied interest rate utilizing either the B of A's
   Alternative Reference Rate (Alternative Reference Rate is the greater of (i)
   B of A's Reference Rate and (ii) the Federal Funds effective rate plus 0.50%)
   or the Interbank rate plus 2% for Tranche A and 4% for Tranche B.  The loan
   is secured by a mortgage on most properties currently owned by the Company.....     8,523,162        7,500,000
Loan with Duke Energy Field Services, Inc., which provided for up to
    $9,000,000 to the Company for eighteen months pursuant to a decreasing facility.  The commitment reduces by $930,000 per, and reducing to zero on
    August 1, 2000.  Total available as of December 31, 1999 was $7,140,000. The interest rate is prime plus 4%.  The loan is secured by a mortgage on all
    properties currently owned by the Company.....................................     7,140,000              ---
                                                                                    --------------    --------------
                                                                                      16,627,162        8,465,236
Less current portion..............................................................    11,013,162          101,236
                                                                                    --------------    --------------
                                                                                      $5,614,000       $8,364,000
                                                                                    ==============    ==============

         Maturities of long-term debt (excluding non-recourse debt, which is solely dependent upon the successful development and future production, if any, of the Starboard Prospect) are as follows:

                                                                                          AT DECEMBER 31,
     YEAR                                                                                      1999(1)
     ----                                                                                 ---------------


     2000....................................................................                11,013,162
     2001....................................................................                   950,000
     2002....................................................................                   950,000
     2003....................................................................                   950,000
     2004....................................................................                   950,000
     2005....................................................................                   950,000

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

6.       INCOME TAXES:

         Deferred tax assets and liabilities are as follows:

                                                                                   AT DECEMBER 31,
                                                                         -------------------------------------
                                                                               1999                1998
                                                                         -----------------     ---------------

     Net operating tax loss carry forward............................    $    17,590,565       $   11,633,159
     Property and equipment..........................................          2,166,546             (435,246)
     Valuation allowance.............................................        (19,757,111)         (11,197,913)
                                                                         -----------------     ---------------
        Net deferred tax asset (liability)...........................    $      ---            $      ---
                                                                         =================     ===============

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

8.       COMMITMENTS AND CONTINGENCIES:

         The Company leases office space under lease agreements, which are classified as operating leases. Lease expense under these agreements was $291,169 in 1999 and $193,515 in 1998. A summary of future minimum rentals on these non-cancelable operating leases is as follows:


     YEAR                                                                        AT DECEMBER 31, 1999
     ----                                                                        --------------------

     2000....................................................................           $306,190
     2001....................................................................            248,445
     2002....................................................................            168,137
     2003....................................................................             84,068

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
                                                                         =====================    ==================

                                                                                                     YEAR ENDED
        1998 ACQUISITION                                                                            DECEMBER 31,
                                                                                                  ------------------
                                                                                                        1998
                                                                                                  ------------------

        Revenues.............................................................................     $     1,716,473
        Total costs and expenses.............................................................          33,325,677)
                                                                                                  ------------------
        Net loss.............................................................................     $   (31,609,204)
                                                                                                  ==================
        Basic and diluted loss per share.....................................................     $         (2.33)
                                                                                                  ==================
        Weighted average number of common shares
              outstanding....................................................................          13,564,983
                                                                                                  ==================

10.      PROPERTY AND EQUIPMENT

                                                                                   YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                    1999              1998
                                                                               ---------------    --------------
        Gas and oil properties, at cost, successful
             efforts method of accounting:
                 Proved...........................................             $ 30,586,079       $  14,006,244
                 Unproved, subject to amortization  ..............               13,392,100          43,800,198
                 Unproved, not subject to amortization............               34,180,470          10,835,056
                                                                               ---------------    --------------
                    Total gas and oil properties..................               78,158,649          68,641,498
                 Other property and equipment.....................                1,962,132           1,403,384
                                                                               ---------------    --------------
        Total oil and gas properties and equipment................               80,120,781          70,044,882

        Less accumulated depletion, depreciation
             and amortization.....................................              (25,937,472)        (15,517,656)
                                                                               ---------------    --------------

                                                                               $ 54,183,309       $  54,527,226
                                                                               ===============    ==============

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

         FINANCIAL DATA

         The Company's gas and oil producing activities represent substantially all of the business activities of the Company. The following costs include all such costs incurred during each period, except for depreciation and amortization of costs capitalized:

COSTS INCURRED IN GAS AND OIL EXPLORATION AND PRODUCTION ACTIVITIES:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                         1999            1998
                                                                                    --------------    -----------
Acquisition of properties:
   Proved.........................................................................  $     848,505     $       ---
   Unproved.......................................................................      5,214,982      63,511,000
Exploration costs.................................................................     11,577,425      13,412,133
Development costs.................................................................        859,349       7,114,820
                                                                                    --------------    -----------
      Total costs incurred........................................................  $  18,500,261     $84,037,953
                                                                                    ==============    ===========

CAPITALIZED COSTS:

                                                                                                   AT DECEMBER 31,
                                                                                           ------------------------------
                                                                                                1999             1998
                                                                                           --------------   -------------
       Proved..........................................................................    $ 30,586,079     $ 14,006,244
       Unproved properties, subject to amortization....................................      13,392,100       43,800,198
       Unproved properties, not subject to amortization................................      34,180,470       10,835,056
       Less accumulated amortization...................................................     (24,828,022)     (14,584,784)
                                                                                           --------------   -------------
             Net capitalized costs.....................................................    $ 53,330,627     $ 54,056,714
                                                                                           ==============   =============

ESTIMATED QUANTITIES OF PROVED GAS AND OIL RESERVES:

                                                                                          CRUDE OIL, CONDENSATE AND
                                                                                             NATURAL GAS LIQUIDS
                                                                   NATURAL GAS (MCF)               (BARRELS)
                                                                   -----------------               --------
                                                               YEARS ENDED DECEMBER 31,      YEARS ENDED DECEMBER 31,
                                                        ---------------------------------   -------------------------
                                                               1999              1998             1999         1998
                                                        --------------       ------------   ------------   ----------
    Proved developed and undeveloped reserves:
       Beginning of period.............................     11,929,667         5,500,363        100,195      114,399
       Purchases of minerals-in-place..................        291,055                 ---        4,802          ---
       Sales of minerals-in-place......................            ---               ---            ---          ---
       Revisions of previous estimates.................     (6,027,430)       (5,284,456)(1)    (45,872)     (97,420)(1)
       Extensions, discoveries and other additions.....     15,981,338        12,367,076        414,229       92,094
       Production......................................     (3,381,592)         (653,316)      (100,559)      (8,878)
                                                        ---------------      ------------   ------------   ----------
       End of period...................................     18,793,038        11,929,667        372,795      100,195
                                                        ===============      ============   ============   ==========
    Proved developed reserves:
       Beginning of period.............................      6,864,564           521,345         59,085       24,358
       End of period...................................     17,481,248         6,864,564        371,368       59,085

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

         The following table sets forth the Company's estimated standardized measure of discounted future net cash flows:

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                                     1999              1998
                                                                                               --------------       -----------
              Future cash inflows.............................................................    $49,970,700       $25,241,119
              Future development and production costs.........................................    (10,635,400)       (8,478,613)
              Future income tax expenses......................................................            ---               ---
                                                                                               --------------       -----------
              Future net cash flows...........................................................     39,335,300        16,762,506
              Discount........................................................................      6,822,200        (4,242,485)
                                                                                               --------------       -----------
              Standardized measure of discounted future net cash flows........................    $32,513,100       $12,520,021
                                                                                               ==============       ===========


         The following table sets forth changes in the standardized measure of discounted future net cash flows:


                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                                      1999              1998
                                                                                               -----------------    -------------
               Standardized measure of discounted future cash flows-beginning of period.......      $12,520,021       $3,898,500
               Sales of oil and gas produced, net of operating expenses.......................       (9,037,645)      (1,021,830)
               Purchases of minerals in place.................................................          817,070              ---
               Net changes in sales prices and production costs...............................        1,067,500       (4,459,331)
               Extensions, discoveries and improved recovery, less related costs..............       47,838,148       13,358,762
               Change in future development costs.............................................        1,351,700        5,135,315
               Previously estimated development costs incurred during the year................       (9,353,624)           2,515
               Revisions of previous quantity estimates.......................................      (14,486,234)      (1,957,356)
               Accretion of discount..........................................................        2,212,137          402,566
               Net change of income taxes.....................................................              ---          127,157
               Sales of minerals-in-place.....................................................              ---              ---
               Changes in production rates (timing) and other.................................         (415,973)      (2,966,277)
                                                                                               -----------------     -----------
               Standardized measure of discounted future cash flows-end of period.............      $32,513,100      $12,520,021
                                                                                               ================      ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The following table sets forth certain information regarding the Company's directors and executive officers.


NAME                                                    AGE   POSITION
----                                                    ---   --------

David W. Berry(1)(6).................................    50   Chairman of the Board
Alex M. Cranberg(1)(2)(4)............................    45   Vice Chairman of the Board
Michael E. Johnson(1)(4).............................    51   Director, President and Chief Executive Officer
C. Eugene Ennis(7)...................................    56   Director
Alex B. Campbell(3)(6)...............................    42   Director
William D. Dodge, III(2)(5)..........................    47   Director
Jack P. Randall(1)(3)(4).............................    50   Director
Hobart A. Smith(2)(3)(5).............................    63   Director
Jeffrey B. Pollicoff(6)..............................    47   Director
David B. Christofferson..............................    51   Senior Vice President, Secretary and General Counsel

-----------
(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Compensation Committee.
(4)      Director whose term expires in 2000.
(5)      Director whose term expires in 2001
(6)      Director whose term expires in 2002
(7) Director elected to represent preferred shareholders whose term expires when the preferred stock is converted or redeemed. Preferred stock is to be redeemed or convert not later than November 1, 2000.

         DAVID W. BERRY has served as President of the Company since the incorporation of its predecessor in August 1988 and until May 14, 1998, and has served as Chairman of the Board of Directors since 1991. In 1978, he formed Berry Petroleum Corporation, which was a regional natural gas and oil exploration company. In 1976 he co-founded Vulcan Energy Corporation, a Tulsa, Oklahoma based exploration and production company. Mr. Berry has served as the State Finance Chairman of the Oklahoma State Republican Party, as a Trustee for the Oklahoma Museum of Art and on the United States Senatorial Trust Committee. Mr. Berry is a member of the Independent Petroleum Association of America.

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

         C. EUGENE ENNIS has been a director of the Company since September 23, 1999. He served as chairman of the board of 3DX Technologies Inc. since 1998. Mr. Ennis served as 3DX's president and chief executive officer from 3DX's inception in December 1992 until June 1998. Since September 1998, Mr. Ennis has been a director of Object

Reservoir, a supplier of software tools for the petroleum industry. Mr. Ennis has been chief executive officer of Object Reservoir since January 1999. From September 1984 to December 1992, Mr. Ennis was president, chief executive officer and a director and from October 1990 to December 1992 was also chairman of the board of directors of Landmark Graphics Corporation ("Landmark"), a provider of interdisciplinary interpretation tools for the petroleum industry. Mr. Ennis holds a Bachelor of Science in electrical engineering from the University of Houston and began his career in 1969 as a design engineer in the Geophysical Products Division of Texas Instruments where he was employed until 1984.

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

         JACK P. RANDALL has been a director of the Company since May 14, 1998. He is co-founder and President of Houston-based Randall & Dewey, Inc., a full-service transaction advisory firm focusing solely on upstream oil and gas mergers, acquisitions, divestments, trades and alliances. Its clients include a cross section of companies ranging from the major oil companies to small private independents. Prior to co-founding Randall & Dewey with Ken Dewey, Mr. Randall was with Amoco Production Company for 15 years. He held his last position, Manager of Acquisitions and Divestments, for seven years. Mr. Randall is a graduate of The University of Texas (Austin) with a BS in Engineering (1972) and an MS in Engineering (1975). He is a member of the Board of Directors of Cross Timbers Oil Company and Esenjay Exploration, Inc.; the Engineering Foundation Advisory Committee at the University of Texas as well as Chairman of the Petroleum Engineering Visiting Committee. Mr. Randall is also on the Board of Directors of the Sam Houston Council of the Boy Scouts of America as well as District Chairman of the Rising Star District; the M.D. Anderson Cancer Center Board of Visitors as well as being a member of the SPE, API and IPAA.

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

         JEFFREY B. POLLICOFF has been a director of the Company since November 10, 1999. Mr. Pollicoff has been the Managing Partner with Pollicoff, Smith & Remels, L.L.P. since 1991, and has been with the firm since 1982. From 1981 to 1982, Mr. Pollicoff served as Executive Vice President of Norris Petroleum Company and Care Drilling Company. From 1979 to 1981, Mr. Pollicoff served as Vice President and Energy Loan Officer for Texas Commerce Bank. From 1974 to 1979, he held several engineering positions at Atlantic Richfield Corporation. Mr. Pollicoff is a member of the American Bar Association, State Bar of Texas, Houston Bar Association and College of the State Bar of Texas. He received a BS decree in Electrical Engineering from Texas A&M University in 1974 and a J.D. from the University of Houston Law School in 1980.

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

         DALE W. ALEXANDER, 44, is Vice President-Exploitation. He served EPC as a consultant in the area of reservoir and exploitation engineering from 1991 until May 14, 1998, when he became the Company's Vice President--Exploitation. Mr. Alexander is responsible for determining pre-drill economics, risk weighting drilling projects and coordination of reserve reports. From 1988 to 1991, he was with Kamlock Oil & Gas Company. He was an exploitation/reservoir engineer for EPC from 1983 to 1988. He also has worked for Champlin Petroleum Company, and Union Oil of California. Mr. Alexander has a BS in Petroleum Engineering from the University of Texas.

         GARY M. BEARD, 51, is Vice President-Land. Mr. Beard joined the Company in September 1999 when he became the Company's Vice President of Land. From 1997 to 1999, he served as Project Supervisor with Contract Land Staff, Inc. He was a landman with Union Pacific Resources Company from 1994 to 1997. From 1990 to 1996 he was Vice President of PetraTexas Resources, Inc. From 1983 to 1990, he served as President of Gary Beard & Associates. He also worked for Donald C. Slawson and Universal Resources Corporation. Mr. Beard has a BS in Biology and Chemistry and a MS in biochemistry from the University of Central Oklahoma.

         ERIC GARDNER, 36, is Exploration Manager in the Houston office. Mr. Gardner joined the Company in September of 1999. From 1994 to 1999 he served as project leader and senior explorationist at 3DX Technologies Inc. From 1985 to 1994 he was a senior geophysicist at Amoco Production Company. He received a BS in Engineering Physics from Colorado School of Mines in 1985.

         WILLIAM L. JACKSON, 44, is Senior Vice President-Operations. Mr. Jackson joined EPC in 1982 and, on May 14, 1998, became the Company's Chief Engineering Officer responsible for all oil and gas drilling, completion, workover, and production operations. He previously served with Acock Engineering and Mueller Engineering as an on-site petroleum engineering consultant on drilling and workovers for oil and gas wells in the South Texas area. He received a BS in Petroleum Engineering and an MBA from the University of Texas.

         MICHAEL E. MOORE, 42, is Vice President-Exploration. Mr. Moore joined EPC in 1982 as a staff geologist and became the Company's Vice President-Exploration on May 14, 1998. Mr. Moore is responsible for reviewing all outside geological projects as well as supervising the activities of in-house and retainer geological staff. He previously was employed as a field geologist with J.R. Weber, Inc., a consulting firm in Denver, Colorado. He received a BS in Geology from the University of Texas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Commission. Such officers, directors and 10% shareholders also are required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that they were not required to file a Form 5, the Company believes that, during the fiscal year ended December 31, 1999, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to such individuals other than Esenjay Petroleum Corporation, Michael E. Johnson and Charles J. Smith, who each filed one late report covering the same two transactions, David W. Berry, who filed one late report covering three transactions, Alex B. Campbell, who filed one late report covering 658 shares of common stock, and Jeffrey B. Pollicoff, who filed one late report covering 2,000 shares of common stock of the Company he held prior to becoming a director.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the total remuneration paid during 1999, 1998 and 1997 to the individuals who served as Chief Executive Officer of the Company during 1999 and the Company's other most highly compensated officers who received compensation in excess of $100,000 during 1999.

                           SUMMARY COMPENSATION TABLE


                                                                              LONG-TERM COMPENSATION
                                                                     ------------------------------------
                                       ANNUAL COMPENSATION(1)               AWARDS              PAYOUTS
                                     ---------------------------     ----------------------    ----------
                NAME                                                               SECURITIES
                 AND                                       OTHER      (RESTRICTED  UNDERLYING                         ALL
              PRINCIPAL                                    ANNUAL       STOCK      OPTIONS/         LTIP            OTHER
              POSITION         YEAR  SALARY($)  BONUS($) COMPENSATION   AWARD(S)    SARS(#)        PAYOUTS      COMPENSATION($)
              --------         ----  ---------  -------- ------------   -------    --------        -------      ---------------

Michael E. Johnson(3).......   1999  $200,000   ------      ------       ------     ------          ------           (9)
   President and
   Chief Executive Officer     1998  $125,000   ------      ------       ------     ------          ------         ------
David W. Berry(4)...........   1999  $155,000   ------      ------       ------     ------          ------           (9)
   Chairman of the Board       1998  $147,079   ------      ------       ------     ------          ------       $264,000(5)
                               1997  $134,400   ------      ------       ------    32,000(6)      $44,965(7)       ------
David B Christofferson......   1999  $130,000   ------      ------       ------     ------          ------           (9)
   Senior Vice President and   1998  $121,606   ------      ------       ------     ------          ------       $224,000(5)
   Principal Financial
   Officer                     1997  $112,000   ------      ------       ------    58,667(6)      $47,888(8)       ------
William L. Jackson..........   1999  $114,700   ------      ------       ------     ------          ------           (9)
   Senior Vice President -
   Operations                  1998  $ 71,688   ------      ------       ------     ------          ------         ------

(1) Does not include perquisites and other personal benefits which are the lesser of either $50,000 or 10% of the total of annual salary and bonus.
(2) Represents the number of shares of Common Stock issuable pursuant to vested and non-vested stock options.
(3)      Mr. Johnson became the Chief Executive Officer of the Company on May
         14, 1998.
(4)      Mr. Berry served as Chief Executive Officer through May 14, 1998.
(5) Upon the closing of the Acquisitions, previously existing incentive agreements and contract settlement agreements with both Mr. Berry and Mr. Christofferson required total payments of $264,000 to Mr. Berry and $224,000 to Mr. Christofferson. These amounts were paid 50% in cash and 50% pursuant to promisory notes due in January of 1999 to each individual. See "Certain Transactions".
(6) In 1997, all stock options previously granted to Mr. Berry and Mr. Christofferson were canceled and new stock options were granted to them pursuant to an employee option plan. Amounts stated for 1997 include regrants of such canceled options.
(7) In 1997, the Company settled its deferred compensation liability to Mr. Berry for a payment of $80,537. Of this amount, a total of $56,063 had been reported as earned compensation in the years 1993-96, and the balance of $24,474 is reported as earned in 1997.
(8) In 1997, the Company settled its deferred compensation liability to Mr. Christofferson for a payment of $95,170. Of this amount, a total of $72,694 had been reported as earned compensation in the years 1993-96, and the balance of $22,476 is reported as earned in 1997.
(9) The Company has instituted a bonus plan which is significantly based upon dollars expended during a given year on drilling and completion costs and the present value return in the form of net revenue received and projected to be received as determined by engineering evaluation of such drilled projects. This will result in bonus compensation reportable for the year 2000 equal to a range of 48-64% of the salary of each individual named in this Summary Compensation Table. The bonus may be paid up to 50% in common stock, based upon market value at the time of issuance, at the election of the Company.

OPTION GRANTS OR REPRICINGS

         There were no option grants or repricings made in 1999 to the individuals named in the Summary Compensation Table above.

OPTION EXERCISE AND YEAR-END VALUES

         The following table sets forth certain information as of December 31, 1999 with respect to the unexercised options to purchase Common Stock to the individuals named in the Summary Compensation Table above.
None of such individuals exercised any stock options during 1999.

                    AGGREGATED OPTIONS/SAR EXERCISES IN 1999
                     AND DECEMBER 31, 1999 OPTION/SAR VALUES

                                                                                 NUMBER OF
                                                                                 SECURITIES              VALUE OF
                                                                                 UNDERLYING             UNEXERCISED
                                                                                UNEXERCISED            IN-THE-MONEY
                                                                              OPTIONS/SARS AT         OPTIONS/SARS AT
                                                                             DECEMBER 31, 1999       DECEMBER 31, 1999
                                        SHARES
                                       ACQUIRED        VALUE                    EXERCISABLE/           EXERCISABLE/
NAME                                ON EXERCISE(#)     REALIZED($)            UNEXERCISABLE(1)       UNEXERCISABLE(2)
-------------------------------     ---------------    -----------------    ---------------------    ------------------

David W. Berry.............             ------              ------                32,000/0                  0/0
David B Christofferson.....             ------              ------                58,667/0                  0/0

--------------
(1) The Company's Employee Option Plan - 1997 authorizes the issuance of 90,667 options to purchase one share of Common Stock. Options to purchase 90,667 shares of Common Stock are currently outstanding at an exercise price of $3.78 per share. Options for the executive officers noted are included in this plan. Options expire the earlier of 90 days after employment has ended or November 2007.
(2) Based on the last sale price of the Common Stock on the Nasdaq Small-Cap Market on December 31, 1999 of $1.875.

LONG TERM INCENTIVE PLANS

         There were no awards pursuant to any long term incentive plan during the year 1999.

DIRECTORS' COMPENSATION

         The Board of Directors has adopted a standard compensation policy for each of its directors whereby each director is paid a quarterly fee of $5,625. There are currently no additional amounts paid for committee participation or special assignments.

         The Board of Directors has also instituted a standardized compensation arrangement for each director who began service on the Board of Directors of the Company on May 15, 1998. In this regard, each director was issued, in April of 2000, an option to purchase 12,000 share of Common Stock of the Company at an exercise price of $1.83 per share exercisable through May 15, 2008, and in addition, provided that said director still serves on the Board of Directors on May 15, 2000, an option to purchase an additional 12,000 shares of the Common Stock of the Company at a price of $2.10 per share exercisable through May 15, 2009, and, provided that said director still serves on the Board of Directors on May 15, 2001, an option to purchase an additional 12,000 shares of the Common Stock of the Company at a price of $2.38 per share exercisable through May 15, 2010. In conjunction therewith, each such director has also purchased and in April of 2000 been issued 12,000 shares of Common Stock of the Company at a price of $1.83 per share payable one-third upon subscription, one-third on or before May 15, 2000, and one-third on or before May 15, 2001. This standard arrangement affected all currently serving directors other than C. Eugene Ennis and Jeffrey B. Pollicoff, neither of whom served on the Board of Directors of the Company in 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EMPLOYMENT CONTRACTS

         There were no employment contracts in effect with any named executive officer in 1999.

BENEFICIAL OWNERSHIP OF COMMON STOCK

         The following table sets forth certain information, as of April 28, 2000, with respect to the Common Stock owned by (i) each person known by management to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's Directors and each executive officers who received compensation in 1999 in excess of $100,000; and (iii) all Directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.


                                                                   NUMBER OF                           PERCENT OF
NAME OF BENEFICIAL OWNER                                          SHARES (1)                          CLASS (2) (3)
------------------------                                  ----------------------------             ------------------

Esenjay Petroleum Corporation(4).................                  4,908,915(5)                           26.03%
Aspect Resources LLC(6)..........................                  4,661,856(7)                           24.72%
David W. Berry(8)................................                    286,832(9)(10)                        1.52%
Alex M. Cranberg(6)..............................                  4,751,968(10)(11)                      25.20%
Michael E. Johnson(4)............................                  5,039,846(10)(12)                      26.73%
Charles J. Smith(4)..............................                  4,994,915(12)                          26.49%
Alex B. Campbell(6)..............................                     36,658(10)                            *
William D. Dodge, III(8).........................                     36,000(10)                            *
Jack P. Randall(8)...............................                     36,000(10)                            *
Hobart A. Smith(8)...............................                     37,667(10)                            *
C. Eugene Ennis(8)...............................                    116,928                                *
Jeffrey B. Pollicoff(8)..........................                      2,000                                *
William L. Jackson(4)............................                     65,735(13)                            *
David B Christofferson(8)........................                    174,387(14)                            *

       All executive officers and Directors as a group (11 persons)  604,883(15).                          3.21%

--------------------------
* Less than 1%
(1) Includes all shares of Common Stock with respect to which each person, executive officer or Director who directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or to direct voting of such shares or to dispose or to direct the disposition of such shares. Includes shares that may be purchased under stock options exercisable within 60 days.
(2) Based on 18,857,251 shares of Common Stock outstanding at April 28, 1999, plus, for each beneficial owner, those number of shares underlying exercisable options held by each executive officer or Director.
(3) Percent of class for any Stockholder listed is calculated without regard to shares of Common Stock issuable to others upon exercise of outstanding stock options or warrants. Any shares a Stockholder is deemed to own by having the right to acquire by exercise of a stock option or warrant are considered to be outstanding solely for the purpose of calculating that Stockholder's ownership percentage.
(4) Address: c/o Esenjay Exploration, Inc., 500 North Water Street, Suite 1100 South, Corpus Christi, Texas 78471.
(5) Includes 12,500 shares of Common Stock issuable upon the exercise of warrants.
(6)      Address: 511 16th Street, Suite 300, Denver, Colorado 80202.
(7) Includes 18,750 shares of Common Stock issuable upon the exercise of warrants.
(8) Address: c/o Esenjay Exploration, Inc., 500 Dallas, Suite 2920, Houston, Texas 77002
(9) Includes 32,000 shares of Common Stock issuable upon the exercise of stock options currently exercisable which options were issued prior to December 31, 1999.
(10) Includes 24,000 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within sixty days which options were issued after December 31, 1999.
(11) Includes (i) 54,112 shares of Common Stock owned by the spouse of Mr. Cranberg, and (ii) 4,661,856 shares of Common Stock owned by Aspect, which includes 18,750 shares issuable upon the exercise of warrants, as to which Mr. Cranberg disclaims beneficial ownership.
(12) Includes 4,896,415 shares of Common Stock owned by EPC, and 12,500 shares of Common Stock issuable upon exercise of currently exercisable warrants held by EPC, as to which Messrs. Johnson and Smith disclaim beneficial ownership.
(13) Includes 50,000 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within sixty days which options were issued after December 31, 1999, and 1,753 shares of Common Stock owned by the spouse of Mr. Jackson.
(14) Includes 58,667 shares of Common Stock issuable upon the exercise of stock options that were issued prior to December 31, 1999 that are currently exercisable, and 100,000 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within sixty days that were issued after December 31, 1999.

(15) Includes 408,667 shares issuable pursuant to stock options held by executive officers and Directors that are currently exercisable. Does not include any shares of Common Stock as to which beneficial ownership is disclaimed.

BENEFICIAL OWNERSHIP OF PREFERRED STOCK

         None of the Company's shares of outstanding preferred stock are owned by its officers, directors, or partners who beneficially own 5% or more of the Company's outstanding common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and Aspect Management Corporation, the manager of Aspect ("Aspect Management"), entered into a Geotechnical Services Consulting Agreement on May 14, 1998, pursuant to which Aspect Management may perform geotechnical services for the Company. To the extent that Aspect Management pays or advances costs or expenses associated with certain assets on behalf of the Company, and to the extent Aspect Management hires independent contractors, such costs and expenses will be billed to the Company. Under the Geotechnical Services Consulting Agreement, Aspect Management must obtain the Company's approval to enter into any related contract or agreement that has a cost exceeding $50,000 net to the Company. The Company must pay Aspect Management for services rendered in an amount equal to Aspect's employee costs, overhead costs and general and administrative costs associated with the services rendered thereunder. The agreements terminate on May 14, 2002, unless terminated by either party with 90 days' written notice to the other party. No such services were provided in 1999 under this agreement.

         The Company and Aspect Management also entered into a Land Service Consulting Agreement on May 14, 1998, pursuant to which Aspect Management could provide certain land related services to the Company in connection with certain oil and gas properties to which both parties share an ownership interest. This agreement contained terms and provisions similar to the above-referenced Geotechnical Services Consulting Agreement. No services were provided pursuant to this Land Service Consulting Agreement in 1999 and the parties agreed to terminate the agreement. It is no longer in effect.

         Aspect received warrants in 1998 to purchase 9,375 shares of Common Stock at an exercise price of $3.00 per share in connection with providing financing under a credit facility, and also received warrants in 1998 to purchase an additional 9,375 shares of Common Stock at an exercise price of $3.00 per share in connection with guaranteeing a portion of the indebtedness under another credit facility. In addition, EPC received warrants in 1998 to purchase an aggregate of 12,500 shares of Common Stock at an exercise price of $3.00 per share in connection with guaranteeing a portion of the indebtedness under the above referenced credit facilities.

         In the second quarter of 1999, the Company closed an agreement pursuant to which it sold to Aspect a 12.5% (of 100%) interest in the Caney Creek Project, a 12% (of 100%) interest in the Gillock Project, and all of the Company's undeveloped property interests in the West Beaumont project area for $2,610,000. Proceeds from the sale were used to help settle amounts due Aspect. In that Aspect is a related party, closing was subject to receipt of an independent fairness opinion which was obtained.

         The Company operates certain wells in which Aspect and EPC own interests. Pursuant to joint operating agreements which include the same terms as apply to unrelated third parties, Aspect and EPC pay normal operation costs associated with such wells. Conversely, Aspect operates certain wells in which the Company owns interests. Pursuant to joint operating agreements which include the same terms as apply to unrelated third parties, the Company pays normal operation costs associated with such wells.

         In 1999 the Company retained the firm of Randall and Dewey, Inc. ("Randall and Dewey") to assist in the marketing and sale of interests in its Raymondville Project in Willacy County, Texas. Jack P. Randall, a director of the Company, is also President and CEO and a substantial shareholder of Randall and Dewey. Pursuant to the agreement with Randall and Dewey, the Company reimbursed Randall and Dewey for $30,715 in costs incurred in 1999. In addition, upon closing of a sale of interests in the Raymondville Project in March of 2000, the Company paid Randall and Dewey a transaction fee of $382,192. This fee included a base transaction fee of $250,000 plus 0.75% of the total selling price. The Company's share of the fee was approximately 80.88% with third parties who also sold interests in the Raymondville
Project, including EPC, reimbursing the Company for their 19.12% pro rata share of the total fee. The Company believes the fee charged was the normal fee which would be charged to third parties for comparable services.

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

         The Company's outstanding advances to employees and affiliates of the Company at December 31, 1999 and 1998 was $472,827 and $963,700, respectively. The December 31, 1999 and 1998 receivables include approximately $47,787 from an affiliated partnership for which the Company serves as the managing general partner. In addition, the December 31, 1999 balance includes a $190,923 receivable from EPC primarily related to joint interest billings to EPC. The Company had a 2,083,913 account payable to Aspect at December 31, 1999.

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

10(m) Credit Agreement by and between Esenjay Exploration, Inc. and Deutsche Bank AG, New York and/or Cayman Islands Branches, dated as of January 25, 2000, as currently in effect.

11*      Statement of Earnings per Share
21*      Subsidiaries of Registrant.
27*      Financial Data Schedule.
(b)      Reports on Form 8-K.
         Form 8-K filed on October 8, 1999 is incorporated by reference.
-----------------------
*Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              ESENJAY EXPLORATION, INC.


Date: April 28, 2000                                          By: /s/ Michael E. Johnson
                                                                  -------------------------------------------------
                                                                  Michael E. Johnson, President,
                                                                  Chief Executive Officer and Director

         Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 28, 2000                                              /s/ David B Christofferson
                                                                  -------------------------------------------------
                                                                  David B Christofferson, Senior Vice President
                                                                  General Counsel and Chief Financial Officer


Date: April 28, 2000                                              /s/ Angela D. Conway
                                                                  -------------------------------------------------
                                                                  Angela D. Conway, Controller and
                                                                  Principal Accounting Officer


Date: April 28, 2000                                              /s/ David W. Berry
                                                                  -------------------------------------------------
                                                                  David W. Berry, Chairman and Director


Date:  April 28, 2000                                             /s/ Alex B. Campbell
                                                                  -------------------------------------------------
                                                                  Alex B. Campbell, Director


Date:  April 28, 2000                                             /s/ William D. Dodge, III
                                                                  -------------------------------------------------
                                                                  William D. Dodge, III, Director


Date:  April 28, 2000                                             /s/ C. Eugene Ennis
                                                                  -------------------------------------------------
                                                                  C. Eugene Ennis, Director


Date:  April 28, 2000                                             /s/ Jeffrey B. Pollicoff
                                                                  -------------------------------------------------
                                                                  Jeffrey B. Pollicoff, Director


Date:  April 28, 2000                                             /s/ Jack P. Randall
                                                                  -------------------------------------------------
                                                                  Jack P. Randall, Director


Date:  April 28, 2000                                             /s/ Hobart A. Smith
                                                                  -------------------------------------------------
                                                                  Hobart A. Smith, Director

