Form 10QSB
period 2000-03-31
ESENJAY EXPLORATION INC
filed 2000-05-16
CIK 901611

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

         18,870,573 shares as the registrant's common stock were outstanding as of May 11, 2000.

         Transitional Small Business Disclosure Format (Check one):
                                                                Yes /X/  No / /

                            ESENJAY EXPLORATION, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART  I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements - General Information......................................................3
              Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
                 December 31, 1999............................................................................4
              Condensed Consolidated Statements of Operations for the three months ended
                 March 31, 2000 and 1999 (unaudited)..........................................................5
              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)....................................................6
              Notes to Condensed Consolidated Financial Statements (unaudited)................................7

ITEM 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................................................9

PART II.      OTHER INFORMATION..............................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

GENERAL

         The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the results of operations for the first quarter of 2000 and 1999.

         Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 and the related notes thereto included in Form 10-KSB and 10KSB/A as filed with the SEC.

                            ESENJAY EXPLORATION, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                MARCH 31,            DECEMBER 31,
                                                                                                   2000                  1999
                                                                                            -------------------    ----------------
                                                                                               (unaudited)
Current assets:
     Cash  and cash equivalents ..................................................            $  1,776,924           $   2,598,047
     Accounts receivable, net of allowance for doubtful
        accounts  of  $480,015  at March  31,  2000 and
        $519,137 at December 31, 1999 ............................................              11,309,129               7,078,109
     Prepaid expenses and other ..................................................                 397,973               3,940,133
     Receivables from affiliates .................................................                 759,275                 363,027
                                                                                              ------------           -------------
              Total current assets ...............................................              14,243,301              13,979,316

Property and equipment, successful efforts method of accounting ..................              78,191,934              80,120,781
Less accumulated depletion, depreciation and amortization ........................             (28,022,223)            (25,937,472)
                                                                                              ------------           -------------
                                                                                                50,169,711              54,183,309
Other assets .....................................................................               1,456,546                 770,210
                                                                                              ------------           -------------
              Total assets .......................................................            $ 65,869,558           $  68,932,835
                                                                                              ============           =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                                MARCH 31,            DECEMBER 31,
                                                                                                   2000                  1999
                                                                                            -------------------    ----------------
                                                                                               (unaudited)
Current liabilities:
     Accounts payable............................................................             $  8,762,986           $   8,838,629
     Accounts payable to affiliate, net..........................................                  263,898               2,083,913
     Revenue distribution payable................................................                2,625,078               2,491,798
     Current portion of long-term debt...........................................                  100,000              11,013,162
     Accrued and other liabilities...............................................                3,305,105               6,095,188
                                                                                              ------------           -------------
              Total current liabilities..........................................               15,057,067              30,522,690

Long-term debt ..................................................................               14,341,782               4,750,000
Non-recourse debt ...............................................................                  864,000                 864,000
Accrued interest on non-recourse debt ...........................................                  496,153                 463,395
                                                                                              ------------           -------------
              Total liabilities .................................................               30,759,002              36,600,085
Stockholders' equity:
     Convertible preferred stock $.01 par value;
        5,000,000 shares authorized; 356,999 shares issued and
        outstanding at March 31, 2000 and December 31, 1999......................                    3,570                   3,570
     Common stock:
        Class A common stock, $.01 par value; 40,000,000
        shares authorized; and 18,857,272  and
        18,837,699 outstanding at March 31, 2000 and
        December 31, 1999, respectively..........................................                  188,573                 188,377
     Additional paid-in capital .................................................               84,914,298              84,877,904
     Accumulated deficit.........................................................              (49,995,885)            (52,737,101)
                                                                                              ------------           -------------
              Total stockholders' equity.........................................               35,110,556              32,332,750
                                                                                              ------------           -------------
              Total liabilities and stockholders' equity.........................             $ 65,869,558           $  68,932,835
                                                                                              ============           =============

   The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Three Months Ended March 31,
                                                                             -----------------------------------------
                                                                                    2000                  1999
                                                                             -------------------    ------------------
Revenues:
     Gas and oil revenues............................................        $      5,264,653        $      964,245
     Realized gain (loss) on commodity transactions..................                (293,994)              190,849
     Gain on sale of assets..........................................               4,489,903               271,652
     Operating fees..................................................                 124,968                63,734
     Other revenues..................................................                  31,186                20,522
                                                                             ----------------        --------------
         Total revenues..............................................               9,616,716             1,511,002
                                                                             ----------------        --------------
Costs and expenses:
     Lease operating expenses........................................                 274,183               253,971
     Production taxes................................................                 224,344                63,793
     Depletion, depreciation and amortization........................               1,856,723               619,000
     Amortization of unproved properties.............................               1,440,800             2,383,000
     Exploration costs - geological and geophysical..................                 218,105               713,769
     Exploration costs - dry hole....................................               1,134,392                   ---
     Interest expense................................................                 323,044               123,286
     General and administrative expense..............................               1,244,195             1,403,972
     Delay rentals...................................................                  43,176                31,689
     Other tax expense...............................................                 116,538                   ---
                                                                             ----------------        --------------
         Total costs and expenses....................................               6,875,500             5,592,480
                                                                             ----------------        --------------
Income (loss) before provision for income taxes......................               2,741,216            (4,081,478)
Benefit (provision) for income taxes.................................                     ---                   ---
                                                                             ----------------        --------------
Net income (loss)....................................................               2,741,216            (4,081,478)
Cumulative preferred stock dividend..................................                     ---                   ---
                                                                             ----------------        --------------
Net income (loss) applicable to common stockholders..................        $      2,741,216        $   (4,081,478)
                                                                             ================        ==============
Net income (loss) per common and common equivalent share-basic.......                   $0.15                $(0.26)
                                                                             ================        ==============
Net income (loss) per common and common equivalent share-diluted.....                   $0.14                $(0.26)
                                                                             ================        ==============
Weighted average number of common shares
         outstanding-basic (in thousands)............................                  18,857                15,785
                                                                             ================        ==============
Weighted average number of common and common equivalent shares
         outstanding-diluted (in thousands)..........................                  19,277                15,785
                                                                             ================        ==============

  The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                            ------------------------------------------
                                                                                    2000                   1999
                                                                            -------------------     ------------------
Cash flows from operating activities:
     Net income (loss).............................................           $   2,741,216         $ (4,081,478)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depletion, depreciation and amortization .....................               1,856,723              619,000
     Amortization of unproven property.............................               1,440,800            2,383,000
     Gain on sale of assets........................................              (4,489,903)            (271,652)
     Amortization of financing costs and warrants..................                  40,581               18,822
     Exploration costs-dry hole....................................               1,134,392                  --
     Changes in operating assets and liabilities:
         Trade and affiliate receivables...........................              (4,627,268)          (1,232,181)
         Prepaid expenses and other................................               3,542,160           (1,147,573)
         Other assets..............................................                (686,336)            (157,842)
         Accounts payable..........................................                 (75,643)          (3,462,727)
         Revenue distribution payable..............................                 133,280            1,673,833
         Trade and affiliate payables..............................              (1,820,015)             (40,798)
         Accrued and other liabilities.............................              (2,757,324)             717,631
                                                                              -------------         ------------
     Net cash used in operating activities.........................              (3,567,337)          (4,981,965)
                                                                              -------------         ------------
Cash flows from investing activities:
     Capital expenditures - gas and oil properties.................              (6,476,335)          (5,858,119)
     Capital expenditures - other property and equipment...........                 (42,052)             (58,307)
     Proceeds from sale of assets..................................              10,585,981            3,768,519
                                                                              -------------         ------------
         Net cash provided by (used in) investing activities.......               4,067,594           (2,147,907)
                                                                              -------------         ------------
Cash flows from financing activities:
     Proceeds from issuance of debt................................              18,341,782            7,000,000
     Repayments of long-term debt..................................             (19,663,162)              (1,236)
                                                                              -------------         ------------
         Net cash (used in) provided by financing activities.......              (1,321,380)           6,998,764
                                                                              -------------         ------------
     Net decrease in cash and cash equivalents.....................                (821,123)            (131,108)
Cash and cash equivalents at beginning of period...................               2,598,047              646,200
                                                                              -------------         ------------
Cash and cash equivalents at end of period.........................           $   1,776,924         $    515,092
                                                                              =============         ============
Supplemental disclosure of cash flow information:
     Cash paid for interest........................................           $     248,895         $    369,156
                                                                              =============         ============

  The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying unaudited condensed consolidated financial statements of Esenjay Exploration, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

         The Company uses the successful efforts method of accounting for gas and oil exploration and development costs. All costs of acquired wells, productive exploratory wells, and development wells are capitalized and depleted by the unit of production method based upon estimated proved developed reserves. Exploratory dry hole costs, geological and geophysical costs, and lease rentals on non-producing leases are expensed as incurred. Gas and oil leasehold acquisition costs are capitalized. Costs of unproved properties are transferred to proved properties when reserves are proved. Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based on expected future cash flows. Unproved properties are periodically assessed for impairment and, if necessary, a loss is recognized. The Company did not recognize any impairments for the quarters ended March 31, 2000 and March 31, 1999.

         In addition, the $54,200,000 fair market value assigned to unproven gas and oil exploration projects contributed by Esenjay Petroleum Corporation ("EPC") and Aspect Resources LLC ("Aspect") pursuant to certain acquisitions of undeveloped exploration projects (the "Acquisitions") which closed on May 14, 1998 is, until such time as the book value of each such project is either drilled and transferred to producing properties or is otherwise evaluated as impaired, are being amortized on a straight-line basis over a period not to exceed forty-eight months. For the quarters ended March 31, 2000 and March 31, 1999, such amortization was $1,440,800 and $2,383,000, respectively. The remaining balance in this amortization group of unproven properties was $12,007,900 at March 31, 2000.

         A summary of all of the Company's significant accounting policies is presented on pages 39 and 40 of its 1999 Form 10KSB/A filed with the SEC. Users of financial information are encouraged to refer to the footnotes contained therein when reviewing interim financial results. There have been no material changes in the accounting policies followed by the Company during 2000.

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

2. LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                                         MARCH 31,         DECEMBER 31,
                                                                                           2000                1999
                                                                                           ----                ----
Non-recourse loan, payable out of an 8% ORRI on the Starboard Prospect,
   interest accrued at 15%.....................................................       $   864,000        $   864,000
Note payable, interest at 12%, payable monthly, is currently due...............           100,000            100,000
  Loan with Bank of America NT&SA ("B of A"), was repaid in 2000...............                 0          8,523,162
Loan with Duke Energy Field Services, Inc. was repaid in 2000..................                 0          7,140,000
Loan with Deutsche Bank closed on January 25, 2000 as further
  described below..............................................................        14,341,782                ---
                                                                                    -------------       ------------
                                                                                       15,305,782         16,627,162
Less current portion...........................................................           100,000         11,013,162
                                                                                    -------------       ------------
                                                                                      $15,205,782        $ 5,614,000
                                                                                    =============       ============

         On January 25, 2000, the Company closed a credit facility with Deutsche Bank AG, New York branch. This facility provides for Deutsche Bank to loan up to $29,000,000 to be available in two tranches. Tranche A is in the amount of $20,000,000, with $12,000,000 established as the current available borrowing base, and Tranche B is fully drawn in the amount of $9,000,000. Under the terms and conditions of this facility, the facilities existing at December 31, 1999 with Duke Energy Financial Services, Inc. and
Bank of America, NT&SA, were paid in full utilizing approximately $15,800,000 of the available proceeds from Deutsche Bank. Tranche A will mature on January 25, 2001, at which time any remaining unpaid principal will convert to a five-year monthly amortizing term loan. The Tranche B loan is payable interest only through April 30, 2001 at which date the amount available begins to decrease by 25% per quarter beginning April 30, 2001 with a final maturity in January of 2002. In addition, the Company must remain in compliance with certain covenants required by Deutsche Bank, including a redetermination of the borrowing base every six months. The company also is required to assign an overriding royalty interest to Deutsche Bank for those wells logged prior to the later of the maturity date of Tranche B or the Tranche A termination date or the date the Tranche B Loan is repaid. The Company may repurchase this overriding royalty interest prior to April 30, 2002, if all Tranche B loans are repaid in full.

         As part of the credit agreement, the Company is subject to certain covenants and restrictions, among which are the limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. The covenants regarding financial condition of Company are as follows:

  Tangible Net Worth............................ $20,000,000 plus 50% of net income from inception of the credit agreement to the date of calculation treated as a single period.

  Current Ratio................................. 1.1 to 1.0 (computed by including unused portion of loan commitments in current assets and excluding current portion of long-term debt from current liabilities).

  Debt to Capitalization........................ 0.6 to 1.0

  Interest Coverage Ratio ...................... 3.0 to 1.0

         At March 31, 2000 the Company was in compliance with all such covenants.

         The Company has entered into an interest rate swap guaranteeing a fixed Libor rate of 7.075%. The rate the Company pays Deutsche Bank is Libor plus 2%. In addition, Company will pay fees of one-half of one percent (0.5%) on the unused portion of the commitment amount.

3.       RELATED PARTY TRANSACTIONS

         The Company's outstanding accounts receivable from employees and affiliates of the Company at March 31, 2000 and December 31,1999 was $759,275 and $472,827, respectively. The March 31, 2000 and December 31, 1999 receivables include approximately $8,664 and $47,786, respectively, from an affiliated partnership for which the Company serves as the managing general partner. In addition, the March 31, 2000 balance includes a net $656,215 receivable from EPC primarily related to joint interest billings. In addition, at March 31, 2000 the Company had a net account payable to Aspect in the amount of $263,898.

4.       COMMITMENTS AND CONTINGENCIES

         The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the fluctuations and the effect of price declines or swings.

         In February of 2000, in conjunction with its financing with Deutsche Bank, the Company restructured all existing natural gas hedges with an affiliate of Deutsche Bank. Pursuant to these hedges, the Company has 9,381 MMBtu/day of net production hedged in the first quarter of 2000, 9,031 MMBtu/day hedged for the second quarter of 2000, 8,646 MMBtu/day for the third quarter of 2000, 8,278 MMBtu/day for the fourth quarter of 2000, 7,161 MMBtu/day for the first quarter of 2001, 6,880 MMBtu/day for the second quarter of 2001, 6,600 MMBtu/day for the third quarter of 2001, and 6,319 MMBtu/day for the fourth quarter of 2001. All hedges are at $2.45 per MMBtu. Concurrent with the restructuring of the hedges, the Company was relieved of any liability or rights pursuant to all previously existing natural gas hedges. An existing "collar" hedge arrangement on 280 barrels of oil per day in the first quarter of 2000, and 256 and 237 barrels of oil per day in the second and third quarters of 2000, respectively, was transferred to the Deutsche Bank affiliate at the existing $18.00 floor price and $20.40 cap price. These positions were supplemented with oil hedges at $21.03 per barrel on volumes of 238 barrels of oil per day in the fourth quarter of 2000 and 175, 168, 161, and 154 barrels of oil per day in the first through fourth quarters of 2001, respectively. First quarter 2000 hedges approximated 60% of the Company's natural gas and 55% of its oil production for such quarter. Future percentages will vary.

         In 1999 the Company recorded an deferred gain on sale of $1,797,707 in relation to an ongoing sale in the Company's Papalote project. As a part of the sales transaction the Company is required to conduct a 3-D seismic survey over the project area. The survey is currently being shot over the project area and the gain on sale, if any, will be recognized upon the completion of the 3-D seismic survey.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferred of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 137 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact of the application of SFAS 137, which when adopted, could have a material effect on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis reviews Esenjay Exploration, Inc.'s and/or its predecessor Frontier Natural Gas Corporation's operations for the three month periods ended March 31, 2000 and 1999 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

OVERVIEW

         OVERVIEW OF HISTORICAL DEVELOPMENTS - INCEPTION THROUGH DECEMBER 31, 1999. In mid-1996, the Company refocused its activities from acquiring gas reserves principally in the mid-continent region of the United States to concentrate on exploration and related development drilling projects in Southern Louisiana and along the Gulf Coast region of Alabama, Mississippi and Texas. During 1996 and 1997, the Company's drilling activities, which were based primarily on 2-D seismic data, were largely unsuccessful. This fact, along with an unexpected drop in production from the Company's Mobile Bay area wells, greatly reduced the Company's cash and capital resources.

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

         As a result of the above-described acquisitions, restructuring, and the underwritten offering, the Company believed it was, and believes it continues to be, positioned for a period of significant exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation, required several years and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects, as was demonstrated in 1999, and in subsequent years.

         In 1999, the Company participated in 29 new wells which reached total depth and were logged during the year. Of the total wells drilled and logged in 1999, 22 were productive, and 7 were dry holes. Only 2 of the 1999 wells were producing as of July 1, 1999, and as a result the Company's net daily oil and gas production increased substantially throughout the third and fourth quarters of 1999. Based upon estimated sustainable flow rates, the 1999 wells helped to increase the Company's net daily production to approximately 532 barrels of oil per day and 14,605 million cubic feet of natural gas per day or 17,797 Mcfe per day as of December 1999.

         The Company's net cost in the 29 wells drilled in 1999 was approximately $8,652,439 for drilling and completion, not including certain prior expenditures incurred at the project level for land and seismic. It should be noted that the Company defines a "project" as a distinct 3-D seismic data area which often comprises several distinct exploratory "prospects". Net proved reserves attributable to the 29 wells drilled in 1999 totaled 18,466,712 Mcfe including 1999 production and December 31, 1999 remaining reserves as independently evaluated. On a present value basis, the Company achieved a present value in excess of four times the 1999 drilling and completion costs expended.

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

         On September 23, 1999, the Company acquired, via merger, 3DX Technologies, Inc. ("3DX"). As a result, Esenjay issued approximately 2,906,800 new shares of common stock and approximately 357,000 shares of convertible preferred stock, which convertible preferred stock is scheduled to be converted or redeemed (at the Company's option) not later than November 1, 2000.

         OVERVIEW OF 2000 ACTIVITIES. The Company believes it entered 2000 in a position to continue to expand its exploration activities on its technology-enhanced projects. By utilizing its increased capital available to it from cash flow, financings and industry partner transactions, the Company is pursuing an aggressive exploration budget in all of its major trends of activity. The Company's net daily production averaged 505 barrels of oil per day and 15,416 Mcf natural gas per day in the first quarter of 2000. This net production is after a reduction of 6 barrels of oil per day and 1,981 Mcf of natural gas per day attributable to the sale of interests in the Raymondville Project as described below in the following paragraph.

         The Company has also successfully improved its working capital and cash resources. On February 7, 2000, it announced the closure of a $29 million credit facility with Deutsche Bank AG, New York Branch. Initial availability pursuant to the facility was $21 million with a borrowing base adjustment scheduled for the second quarter of 2000. A portion of the available proceeds was utilized to retire approximately $15.8 million of previously existing debt with Bank of America and Duke Energy Financial Services, Inc., of which approximately $11 million was classified as the current portion of long-term debt. The amount outstanding under the new facility was all classified as long term debt. In addition, the Company sold approximately 84.39% of its interest in its Raymondville Project in Willacy County to

Cody Texas, L.P. for cash proceeds of $10,940,000 ($10,585,981 net of transaction fees). The sale closed on March 20, 2000 but was effective as of January 1, 2000. Pursuant to this sale the Company sold 3,462,967 Mcfe of its reserves classified as proved as of December 31, 1999. Its borrowing base availability with Deutsche Bank was not reduced. The combination of these two financing transactions provided $15.8 million in net additional cash resources (after repayment of existing debt) and created significant positive working capital for the Company. As a result of its current cash flow and the impact of these two transactions, the Company believes it is well positioned to fund its 2000 drilling activities, the results of which are intended to help continue the upward trends of increasing cash flow and reserves. The Company will look to a variety of sources to further supplement its capital expenditures budget, including its credit facilities and sales of additional promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects.

         In the quarter ended March 31, 2000, the Company incurred approximately $2,903,628 in new year 2000 drilling and completion expenditures and $603,874 in new year 2000 land and seismic costs. Although the first quarter expenditures were less than 25% of total planned 2000 capital expenditures, the Company believes the total budget for the year 2000 remains realistic. In the first quarter of 2000, the Company participated in 8 new wells which reached total depth and were logged during the quarter. Of these 8 wells, 5 were dry holes, 2 were producing and 1 was scheduled to commence production upon completion and pipeline connections. Since March 31, 2000 and through May 10, 2000, it has participated in 5 additional wells which have logged or are still drilling, of which 3 were dry holes, 2 are being completed and 1 was drilling.

         The Company experienced production problems with one well early in the second quarter which averaged approximately 2,300 Mcf and 126 barrels of oil per day in the first quarter. It is not certain as to the cause of the problem or if it is mechanical or reservoir related. Production from this well will be minimal in the second quarter of 2000 and its future contributions to overall Company production is uncertain. This will impede second quarter revenue growth.

         The Company has budgeted $18,000,000 in drilling and completion expenditures on interests in over 40 wells and an additional $8,000,000 in land and new seismic costs in 2000. The budgeted drilling and completion expenditures, which are primarily on exploratory wells, compares to total drilling and completion expenditures of approximately $8,652,439 in 1999 when the Company had less capital available. Through this exploration program, the Company believes it can resume its 1999 trends of rapid growth in net production, net revenues, operating cash flow, and net gas and oil reserves in the second half of the year 2000 and beyond. It believes that certain of its planned 2000 exploratory wells represent the highest upside potential to which the Company has been exposed.

         SUCCESSFUL EFFORTS ACCOUNTING AND RELATED MATTERS. The Company utilizes the successful efforts method of accounting. Under this method it expenses its exploratory dry hole costs and the field acquisition costs of 3-D seismic data as incurred. The undeveloped properties, which were acquired pursuant to the Acquisitions, were comprised primarily of interests in unproven 3-D seismic based projects, and were recorded in May of 1998 at an independently estimated fair market value of $54.2 million as determined by Cornerstone Ventures, L.P., a Houston, Texas based investment banking firm. Pursuant to the successful efforts method of accounting, the Company is amortizing such initial costs of unproved properties on a straight-line basis over a period not to exceed forty-eight months, as well as recognizing property specific impairments. As of March 31, 2000 the unamortized balance was $12,007,900. Hence significant non-cash charges have depressed reported earnings of the Company and will likely continue to do so in 2000; however, the non-cash charges will not affect cash flows provided by operating activities nor the ultimate realized value of the Company's natural gas and oil properties.

         As a result of the tax rules applicable to the Acquisitions, the Company will likely not be able to fully use its existing net operating loss carry forward in the future.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 WITH THREE MONTHS ENDED MARCH 31, 1999

         REVENUES. Total revenues increased 536.45% from $1,511,002 for the first quarter of 1999 to $9,616,716 for the first quarter of 2000. The primary attributing factors to these increases include the Company's growth in gas and oil revenues and the non-recurring gain on sale of assets all as further described below.

         GAS AND OIL REVENUES. Total gas and oil revenues increased from $964,245 for the first quarter of 1999 to $5,264,653 for the first quarter of 2000. $368,653 of the first quarter 2000 revenues were attributable to adjustments to prior periods and $4,896,000 was generated from first quarter 2000 production. This resulted in a 446% increase to overall gas and oil revenue, but a 407.75% increase in revenue attributable to the respective first quarters in 1999 and 2000. The increase is primarily attributable to the growth in the Company's net gas and oil production throughout the year 1999. It was impacted to a lesser degree by higher gas and oil prices received in the first quarter of 2000 as contrasted with the first quarter of 1999.

         REALIZED GAIN (LOSS) ON COMMODITY TRANSACTIONS. The first quarter of 1999, the Company realized a gain of $190,849 on commodity transactions, as contrasted with a $293,994 loss in the first quarter of 2000. This gain
(loss) results from actual commodity prices for the period being greater or less than the Company's hedge position on natural gas or oil. Although the Company has hedges in place at higher places in the first quarter of 2000 than in the first quarter of 1999, commodity prices increased more resulting in the loss for the period.

         GAIN ON SALE OF ASSETS. The gain on sale of assets in the first quarter of 2000 is primarily attributable to the sale in the quarter of interests in the Company's Raymondville Project. As a result, the gain on sale of assets increased 1,553% in the period as contrasted with the same period in the prior year.

         OPERATING FEES. The increase in revenue from operating fees from $63,734 in the first quarter of 1999 to $124,968 in the first quarter of 2000 is attributable to increased volume of activity. The result was a 96.08% increase in revenues from this category.

         OTHER REVENUES. Other revenues in the first quarter of the year 2000 was comprised of $31,186 of interest income. This created a 51.96% increase over the $20,522 in other revenue in the first quarter of 1999.

         COSTS AND EXPENSES. Total costs and expenses grew from $5,592,480 in the first quarter of 1999 to $6,875,500 in the first quarter of 2000. This 22.94% increase is the result of changes in the categories as discussed below.

         LEASE OPERATING EXPENSES. Lease operating expenses for the period increased 7.96% from $253,971 in the first quarter of 1999 to $274,183 in the first quarter of 2000. First quarter 1999 lease operating costs included approximately $149,000 in costs associated with compressor installations, road repairs due to flood damages and other nonrecurring expenses. These comparable costs were not incurred in the first quarter of 2000, but increases in ongoing lease operating expenses attributable to the significantly increased volume of activities in 2000 factored in the total increase in lease operating expenses.

         PRODUCTION TAXES. Production taxes increased 251.67% from $63,793 in the first quarter of 1999 to $224,344 in the first quarter of 2000. The increases are a direct result of increased production from the company's gas and oil properties.

         DEPLETION, DEPRECIATION AND AMORTIZATION. "DD&A" increased 199.96% from $619,000 in the first quarter of 1999 to $1,856,723 in the first quarter of 2000. This was attributable to the increased gas and oil production from the Company's properties.

         AMORTIZATION OF UNPROVED PROPERTIES. Amortization of unproved properties decreased from $2,383,000 in the first quarter of 1999 to $1,440,800 in the first quarter of 2000. The Company has amortized the undeveloped and unevaluated value of the properties acquired pursuant to the Acquisition Agreement between the Company, EPC, and Aspect over a period not to exceed 48 months. The amounts are amortized until the applicable properties are moved into the proven property base or reduced to zero by amortization or impairment. Since the first quarter of 1999, the amortization pool has decreased due to certain properties being moved into the proven property base, and further decreased by the sale of certain unproven, undeveloped project interest to industry partners. As a result, the amortization pool is a lower amount which has resulted in the lower amortization for the first quarter of 2000. As of March 31, 2000, $12,007,900 remained in this amortization pool. Also see Overview-Successful Efforts Accounting and Related Matters.

         EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL. Exploration costs -geological and geophysical decreased 69.44% from $713,769 in the first quarter of 1999 to $218,105 in the first quarter of 2000. These exploration costs reflect the topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. Such costs for the first quarter of 2000 as contrasted with the first quarter of 1999 are reduced primarily due to the timing and acquisition of new 3-D seismic field surveys. In this regard, the Company incurred fewer costs in the first quarter of 2000.

         EXPLORATION COSTS - DRY HOLE. Exploration - dry hole increased from zero in the first quarter of 1999 to $1,134,392 in the first quarter of 2000. This was attributable to dry holes incurred in the first quarter of 2000, none of which were incurred in the first quarter of 1999.

         INTEREST EXPENSE. Interest expense increased 162.03% from $123,286 in the first quarter of 1999 to $323,044 in the first quarter of 2000. The increase was primarily attributable to the Company's higher level of long-term debt as contrasted with the first quarter of 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 11.38% from $1,403,972 in the first quarter of 1999 to $1,244,195 in the first quarter of 2000. Between the periods, certain costs were increased as the Company expanded its staffing after the acquisition of 3DX Technologies Inc. in September of 1999. These increases were offset by certain reductions in the Company's general and administrative costs, caused by cost reduction efforts implemented in the second half of 1999 as the Company sought to increase its efficiencies of operations. In addition, certain general administrative costs in 1999 were costs associated with departmental reorganizations and information system conversions and implementations.


         DELAY RENTALS. Delay rental expense increased 36.25% from $31,689 for the first quarter of 1999 to $43,176 for the first quarter of 2000. This increase was primarily attributable to rentals payable on leases and prospects not yet determined to be part of the Company's proven undeveloped reserves.

         OTHER TAX EXPENSE. Other tax expense increased from none during the first quarter of 1999 to $116,538 for the first quarter of 2000. This increase was primarily attributable to franchise taxes paid during the first quarter of 2000.

         NET INCOME PER COMMON SHARE. Net income per common share increased from a net loss of $.26 per share for the first quarter of 1999 to net income of $.15 per share for the first quarter of 2000.

KNOWN AND ANTICIPATED TRENDS, CONTINGENCIES AND DEVELOPMENTS IMPACTING FUTURE OPERATING RESULTS.

         The Company's future operating results will continue to be substantially dependent upon the success of the Company's efforts to develop the projects acquired in the Acquisitions and the acquisition of 3DX, as well as its other prospects.

         Management continues to believe these projects represent the most promising prospects in the Company's history. The wells drilled in 1998 and 1999 on projects acquired pursuant to the Acquisitions continue to increase the Company's year 2000 revenues as compared with 1999. Conversely, the capital expenditures planned in 2000 will continue to require substantial outlays of capital to explore, develop and produce. Drilling results for 1998 resulted in substantial revenue increases. Drilling results in 1999 resulted in rapidly expanding revenues in the third and fourth quarters of 1999. The Company anticipates certain general and administrative cost decreases to continue in 2000 due to personnel and systems changes which were implemented in 1999 and, which were intended to increase efficiency and/or reduce costs. However, pursuant to the acquisition of 3DX Technologies, Inc., certain of the planned savings have been offset by staff additions pursuant to the merger. Such cost additions should be more than offset by revenue increases from producing properties acquired in the merger and the additions expand the Company's ability to manage and create value from its broad project inventory. However, because of the Company's expanded 2000 drilling budget, capital from sources other than cash flow from operations is required for funding planned exploration activities. The recently closed Raymondville Interests Sale has, however, provided the cash resources to substantially fund the 2000 capital budget when combined with available credit facilities and anticipated operating cash flow. The Company's 2000 budget remains significantly funded from cash on hand, available credit and anticipated cash flow.

         The trend of increasing revenues will be slowed by the sale of the Raymondville Interests, effective January 1, 2000 a reduction of approximately 2,000 Mcfe per day. The production problems incurred on one well early in the second quarter, which resulted in a reduction of approximately 2,300 Mcf and 126 barrels of oil per day, and natural decline rates. Continued upward growth will be dependent upon the Company's continued drilling success on wells currently drilling and to be drilled through 2000. The budget will, however, continue to include the sales of certain project interests to industry partners; however, the Company believes it will be much less dependent upon such sources due to its increasing operating cash flow, improved liquidity, and new credit facility.

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

         The Company entered 1999 having gone from nominal second quarter 1998 gas and oil production revenues of approximately $35,000 per month and large operating cash flow deficits to a company which averaged $1,815,637 per month in oil and gas revenues and in realized revenue from hedges on production in the fourth quarter of 1999. These revenues averaged $1,754,884 per month in the first quarter of 2000; however, $122,884 of this average was attributable to adjustments to prior periods and the average gas and oil revenues for actual first quarter 2000 production was $1,632,000 per month. This was achieved after the sale of interests in the Raymondville Project, which sale was effective January 1, 2000. The Company estimates its gas and oil production and revenues will be lower in the second quarter of 2000 due to production problems with the Holland well; however, as new wells commence production, it believes its second quarter 2000 average daily production by the end of the quarter will be back up to the first quarter daily average. Additional success in 2000 on wells currently drilling, if obtained, would result in increased production in 2000. This would allow the Company to achieve increasing operating cash flow in the second half of the year (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandate to be expensed rather than capitalized).

         The Company ended 1999 with a deficit working capital of approximately $16,543,374. Of this amount approximately $11.0 million was represented by the current portion of its long term debt. This deficit working capital was greatly improved when the Company, on January 25, 2000, closed a new credit facility with Deutsche Bank AG, New York Branch. Pursuant to this facility, all of the $15.8 million of the Company's long term debt at December 31, 1999 was repaid. This repayment included $4.8 million of long term debt classified as long term and the repayment of approximately $11.0 million of long term debt classified as current. Pursuant to the Deutsche Bank credit facility, $21 million was initially available. All amounts available were long term debt, none of which was classified as current portion at the end of the first quarter of 2000. The credit facility with Deutsche Bank is in two tranches. $12 million is available under Tranche A, and $9 million under Tranche B. Tranche A is a revolving facility with no required principal payments until January 24, 2001, after which date it converts into a 60-month term loan. Tranche B is payable interest only until the second quarter of 2001, at which time the principal is amortized at a rate of 25% per quarter until fully repaid. Both loans are at a varied interest rate utilizing either Deutsche Bank's alternative interest rate or the London interbank rate plus 2% for both Tranche A and Tranche B. As of May 10, 2000, $5,341,782 was drawn under Tranche A and $9 million under Tranche B. All undrawn funds will be available for future drilling activities of the Company. The facility is secured by a mortgage on most of the proven properties currently owned by the Company. In addition, the Company has a negative pledge and an agreement to mortgage any of the Company's unproven projects or properties at the demand of the bank. In addition to the foregoing, Deutsche Bank AG received a 1.5% overriding royalty interest, proportionately reduced to the Company's net interest, on the gas and oil properties classified as proven as of the date of closing, and an agreement that it would convey to the bank a 1.5% overriding royalty interest, proportionately reduced to the Company's net interest, on future proven wells on the date any such future wells are logged, for as long as funds are outstanding pursuant to Tranche B. In the event the Tranche B loans are repaid in full prior to April 30, 2002, the Company may redeem the overriding royalty interests conveyed to Deutsche Bank AG for an amount equal to (a) an amount which, when added to the interest paid to Deutsche Bank AG, plus revenues received by Deutsche Bank AG from the overriding royalties conveyed to Deutsche Bank AG, would provide to Deutsche Bank AG an internal rate of return of approximately 15%, plus (b) 60% of the then remaining present value of the overriding royalties to be redeemed after subtracting the amount calculated in (a) above. In addition, Deutsche Bank also received a five-year warrant to purchase 250,000 shares of the Company's common stock at a price equal to $1.50 per share. Proceeds of the credit facility were utilized to retire the Company's existing long term debt and additional proceeds can be utilized to supplement working capital and exploration costs. The Company expects further increases in the borrowing base in the event its proven oil and gas reserves continue to grow.

         The Company's working capital was further enhanced when it closed a sale of project interests to Cody Texas, L.P. for an amount net to the Company totaling approximately $10,585,591 on March 17, 2000. In this sale, the Company conveyed 84.39% of its net interest in its Raymondville Project in Willacy County, Texas to Cody Texas, L.P. The Company's borrowing base pursuant to Tranche A with Deutsche Bank was not reduced as a result of the sale. The proceeds of the sale of interests to Cody Texas, L.P. were utilized to increase working capital, to reduce outstanding amounts under the revolving borrowing base available to the Company pursuant to Tranche A of the Deutsche Bank facility, and to fund capital expenditures of the Company.

         In the second quarter of 2000, the Company finalized a bonus to employees for results achieved in 1999. The bonus was primarily based upon drilling results achieved as contrasted with drilling and completion costs incurred to achieve the results. On 1999 drilling, the Company achieved over a 4 to 1 return on drilling and completion costs incurred. As a result, the respective Company-wide bonus ranged from approximately 48% to approximately 64% of each individual employee's respective 1999 salary. The bonus is payable in two installments. 50% was paid in the second quarter of 2000, representing a total cash payment of $581,934. The balance is to be paid in October of 2000, subject to adjustment based upon a June 30, 2000 engineering report on the reserves discovered in 1999. The Company may pay up to 50% of the October payment in the form of common stock.

         The Company believes that it has achieved a much more desirable position from a standpoint of liquidity than it has experienced since the consummation of the Acquisitions in May of 1998. Improvements to its working capital position, which have resulted from the closing of the facility with Deutsche Bank and the sale to Cody Texas, L.P., combine with the Company's recently increased cash flow to place it in a good position to fund its year 2000 capital expenditures budget. Said budget is, in fact, significantly funded from cash, currently available credit and anticipated operating cash flow. Given the $26 million budget, the Company anticipates that the full funding of said budget will likely still depend upon some sales or other transactions with industry partners in the second half of the year 2000. Its ongoing business plan is to always implement such transactions in order to properly manage the spread of risk in its drilling activities as well as to be a source of capital expenditure funds.

         Pursuant to the Company's credit agreement with Deutsche Bank, it has certain covenants regarding current interest coverage ratios and other covenants regarding which it is expected to be in compliance at the end of each quarter. Although the Company believes it will be in compliance with these covenants in the year 2000, there can be no assurance that it will be in compliance. In the event it is not in compliance, the Company will be required to seek waivers of said covenants or would be required to seek alternative financing arrangements. The Company was in compliance at March 31, 2000.

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

         The Company has an ambitious capital expenditure plan for 2000, which includes approximately $18,000,000 in drilling and completion costs, and an additional $4,600,000 and $3,600,000, respectively, in geological, geophysical and land costs for the year. In the first quarter, the Company incurred $2,903,628 in drilling and completion costs, and $603,874 in geological and geophysical costs and land costs. Cash on hand, cash currently available pursuant to the Deutsche Bank credit facility, and cash flow from operations will contribute significantly to said budgets, but additional funds in the form of sales of project interests and/or long term debt will likely be needed in the second half of the year.

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

         The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the fluctuations and the effect of price declines or swings. In February of 2000, in conjunction with its financing with Deutsche Bank, the Company restructured all existing natural gas hedges with an affiliate of Deutsche Bank. Pursuant to these hedges, the Company had 9,381 MMBtu/day of net production hedged in the first quarter of 2000, and it has 9,031 MMBtu/day hedged for the second quarter of 2000, 8,646 MMBtu/day for the third quarter of 2000, 8,278 MMBtu/day for the fourth quarter of 2000, 7,161 MMBtu/day for the first quarter of 2001, 6,880 MMBtu/day for the second quarter of 2001, 6,600 MMBtu/day for the third quarter of 2001, and 6,319 MMBtu/day for the fourth quarter of 2001. All hedges are at $2.45 per MMBtu. Concurrent with the new hedges, all prior natural gas hedges were retired. In September of 1999, the Company entered into a "collar" hedge arrangement on certain of its oil production. It entered into an oil hedge for a quantity equal to 300 barrels of oil per day in the fourth quarter of 1999, 280 barrels of oil per day in the first quarter of 2000, 256 barrels of oil per day in the second quarter of 2000, and 237 barrels of oil per day in the third quarter of 2000, all of which transactions were structured with an $18.00 floor price and a $20.40 cap price. These positions were supplemented with oil hedges for 238 barrels of oil per day in the fourth quarter of 2000, and 175 barrels of oil per day, 168 barrels of oil per day, 161 barrels of oil per day and 154 barrels of oil per day for the first through fourth quarters of 2001, respectively, all of which supplemental hedges were at $21.03 per barrel. As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas and oil production through December of 2001. First quarter 2000 hedges approximated 60% of the Company's natural gas and 55% of its oil production for such quarter. Future percentages will vary.

         WORKING CAPITAL. At March 31, 2000, the Company had a cash balance of $1,776,924, total current assets of $14,243,301, and total current liabilities of $15,057,067. This resulted in a working capital deficit of $813,766. The Company expects its trend of increasing gas and oil revenues and associated hedging revenues from commodity transactions will continue the growth in revenues in excess of the ongoing costs of operations, which may also enhance the Company's working capital position. Conversely, the Company utilizes excess cash to reduce its revolving line of credit which may result in lower reported working capital than would be reported were it to utilize more long-term debt, but does not affect available cash resources. Tranche B of the Deutsche Bank facility begins amortizing at a rate of 25% of the principal per quarter in the second quarter of 2001. This will result in increases in the Company's current portion of long-term debt in 2000 but will not affect cash available in 2000. The net working capital can be negatively effected by the Company's continuing aggressive capital expenditures program on its exploration projects to the extent said capital expenditures exceed cash generated from operations and from the sale of project interests and/or growth in its credit facilities.

         SUMMARY. The Company believes it is positioned to continue to expand its exploration activity on its technology enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation took several years of time and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects throughout 2000 and beyond.

         As evidence of this activity the Company has participated in the drilling of 14 wells on its exploration projects in the first quarter of 2000 and through May 10, 2000. The addition of wells drilled in 1999 and 2000 to producing status has increased the Company's net daily production to approximately 505 barrels of oil per day and 15,416 Mcf of natural gas per day in the first quarter of 2000. The Company expects that these revenues will provide positive and growing operating cash flow in 2000 (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandates to be expensed rather than capitalized). The Company's 1999 and 2000 drilling results have further served to increase its confidence in its future drilling on the technology enhanced Exploration Projects. Additional exploration success would continue this positive trend.

         The Company expects to fund significant portions of its $18 million year 2000 drilling and completion budget from operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs). Its total capital budget, including land and new seismic, of $26 million is significantly funded from cash available, anticipated cash flow and available credit facilities. These amounts will be supplemented by continued sales of interests to industry partners. The Company will utilize a variety of sources to fund its continuing capital expenditures budget including operating cash flow, currently available credit facilities and certain sales of promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects.

         The Company intends to aggressively pursue its exploration plan in 2000 while continuing to enhance its project inventory through its ongoing acquisition of 3-D seismic-enhanced opportunities. It will also focus on any potential merger or acquisition which it believes can enhance shareholder value through expansion of exploration opportunities or increased economics of scale.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company currently has no action filed against it other than ordinary routine litigation.

ITEM 2.  CHANGES IN SECURITIES.

         In the quarter ended March 31, 2000 and in the second quarter through May 10, 2000, the Company has issued 19,573 and 13,301 shares, respectively, of its common stock pursuant to its employees' 401-K plan. The shares represent the employer's pro rata match of employee contributions. It also issued 84,000 shares of common stock comprised of 12,000 shares to each of seven of its directors. The shares were part of an overall compensation package for its directors, which package included stock options as further described in Item 10 located at Part III of the Company's report on Form 10-KSB/A for the year ended December 31, 1999 dated April 28, 2000. The price per share paid by Directors was $1.83 per share payable one third upon subscription, one third on or before May 14, 2000 and one third on or before May 15, 2001. The shares issued pursuant to the 401-K plan and to the Directors are presently unregistered but are intended to be registered in 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no such matters submitted in the first quarter of 2000.

ITEM 5.  OTHER INFORMATION.

         None.

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

                                         ESENJAY EXPLORATION, INC.

Date:    MAY 16, 2000           By:      /s/ MICHAEL E. JOHNSON
         ------------                    --------------------------------------
                                         MICHAEL E. JOHNSON, President,
                                         Chief Executive Officer and Director

Date:    MAY 16, 2000           By:      /s/ DAVID B. CHRISTOFFERSON
         ------------                    --------------------------------------
                                         DAVID B. CHRISTOFFERSON,
                                         Senior Vice President, General Counsel,
                                         Principal Financial Officer

Date:    MAY 16, 2000           By:      /s/ ANGELA D. CONWAY
         ------------                    --------------------------------------
                                         ANGELA D. CONWAY,
                                         Controller