Form 10QSB
period 2000-06-30
ESENJAY EXPLORATION INC
filed 2000-08-14
CIK 901611

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         18,885,190 shares as the registrant's common stock were outstanding as of August 10, 2000.

         Transitional Small Business Disclosure Format (Check one):
Yes [   ] No [ X ]



--------------------------------------------------------------------------------

                            ESENJAY EXPLORATION, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX



                                                                                                       PAGE
                                                                                                       ----
PART  I.   FINANCIAL INFORMATION


ITEM 1.  Financial Statements - General Information......................................................3
         Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
              December 31, 1999..........................................................................4
         Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999 (unaudited)...................................................5
         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)...................................................6
          Notes to Condensed Consolidated Financial Statements (unaudited)...............................7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................................................9


PART II. OTHER INFORMATION..............................................................................21


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL

         The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2000 and 1999.

         Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 and the related notes thereto included in Form 10-KSB and 10KSB/A as filed with the SEC.

                                            ESENJAY EXPLORATION, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                              JUNE 30,           DECEMBER 31,
                                                                                                2000                1999
                                                                                         ----------------    ----------------
                                                                                            (unaudited)
                                                     ASSETS

Current assets:
     Cash  and cash equivalents ...............................................          $     3,713,293     $     2,598,047
     Accounts receivable, net of allowance for doubtful
        accounts of $455,700 at June 30, 2000 and
        $519,137 December 31, .................................................               12,552,153           7,078,109
        1999
     Prepaid expenses and other ...............................................                  695,205           3,940,133
     Receivables from affiliates ..............................................                1,058,678             363,027
                                                                                         ----------------    ----------------
              Total current assets ............................................               18,019,329          13,979,316

Property and equipment, successful efforts method of accounting ...............               79,383,049          80,120,781
Less accumulated depletion, depreciation
     And amortization .........................................................              (30,707,520)        (25,937,472)
                                                                                         ----------------    ----------------
                                                                                              48,675,529          54,183,309
Other assets ..................................................................                  835,842             770,210
                                                                                         ----------------    ----------------
              Total assets ....................................................          $    67,530,700     $    68,932,835
                                                                                         ================    ================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .........................................................          $    14,366,928     $     8,838,629
     Accounts payable to affiliate, net .......................................                  188,699           2,083,913
     Revenue distribution payable .............................................                1,345,585           2,491,798
     Current portion of long-term debt ........................................                2,706,119          11,013,162
     Accrued and other liabilities ............................................                1,372,409           6,095,188
                                                                                         ----------------    ----------------
              Total current liabilities .......................................               19,979,740          30,522,690

Long-term debt ................................................................               13,135,663           4,750,000
Non-recourse debt .............................................................                  864,000             864,000
Accrued interest on non-recourse debt .........................................                  528,914             463,395
                                                                                         ----------------    ----------------
              Total liabilities ...............................................               34,508,317          36,600,085

Stockholders' equity:
     Convertible preferred stock $.01 par value;
        5,000,000 shares authorized; 356,999 shares issued and
        outstanding at June 30, 2000 and December 31, 1999 ....................                    3,570               3,570
     Common stock:
        Class A common stock, $.01 par value; 40,000,000 Shares authorized; and
        18,876,834 and 18,837,699 outstanding at June 30, 2000 and
        December 31, 1999, respectively .......................................                  188,768             188,377
     Additional paid-in capital ...............................................               85,028,239          84,877,904
     Accumulated deficit ......................................................              (52,198,194)        (52,737,101)
                                                                                         ----------------    ----------------
              Total stockholders' equity ......................................               33,022,383          32,332,750
                                                                                         ----------------    ----------------
              Total liabilities and stockholders' equity ......................          $    67,530,700     $    68,932,835
                                                                                         ================    ================


   The accompanying notes are an integral part of these financial statements.

                                              ESENJAY EXPLORATION, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)



                                                               THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30,
                                                                2000               1999               2000              1999
                                                          ---------------    ---------------    ---------------    ---------------
Revenues:
     Gas and oil revenues ...........................      $  5,655,952       $    792,861       $ 10,920,605       $  1,757,106
     Realized gain (loss) on commodity transactions .        (1,011,184)             7,174         (1,305,178)           198,023
     Gain (loss) on sale of assets ..................         3,666,815           (161,020)         8,156,718            110,632
     Operating fees .................................           100,510             89,617            225,478            153,351
     Other revenues .................................            20,743              3,915             51,929             24,437
                                                          ---------------    ---------------    ---------------    ---------------
         Total revenues .............................         8,432,836            732,547         18,049,552          2,243,549
                                                          ---------------    ---------------    ---------------    ---------------

Costs and expenses:
     Lease operating expense ........................           201,693            118,617            473,873            372,588
     Production taxes ...............................           574,690             51,441            799,034            115,234
     Transportation and gathering costs .............             1,544                -                3,547                -
     Depletion, depreciation and amortization .......         2,556,386            556,827          4,413,109          1,175,827
     Amortization of unproved properties ............         1,440,800          1,975,000          2,881,600          4,358,000
     Impairment of assets ...........................            41,989                -               41,989                -
     Exploration costs - geological and geophysical .         1,493,002            578,340          1,711,107          1,252,789
     Exploration costs - dry hole ...................         1,790,268             65,278          2,924,660             65,278
     Interest expense ...............................           237,591            185,153            560,635            308,439
     General and administrative expense .............         2,253,425          1,678,124          3,497,621          3,082,096
     Other tax expense ..............................            (5,532)               -              111,006                -
     Delay rental expense ...........................            49,288             31,689             92,464            102,698
                                                          ---------------    ---------------    ---------------    ---------------
         Total costs and expenses ...................        10,635,144          5,240,469         17,510,645         10,832,949
                                                          ---------------    ---------------    ---------------    ---------------

Income (loss) before provision for income taxes .....        (2,202,308)        (4,507,922)           538,907         (8,589,400)
Benefit (provision) for income taxes ................               -                  -                  -                  -
                                                          ---------------    ---------------    ---------------    ---------------
Net income (loss) applicable to common stockholders .      $ (2,202,308)      $ (4,507,922)      $    538,907       $ (8,589,400)
                                                          ===============    ===============    ===============    ===============
Net income (loss) per common and common
  equivalent share - basic ..........................      $      (0.12)      $      (0.29)      $       0.03       $      (0.54)
                                                          ===============    ===============    ===============    ===============
Net income (loss) per common and common
  equivalent share - diluted ........................      $      (0.12)      $      (0.29)      $       0.03       $      (0.54)
                                                          ===============    ===============    ===============    ===============
Weighted average number of common shares
  outstanding - basic ( in thousands) ...............            18,865             15,790             18,854             15,790
                                                          ===============    ===============    ===============    ===============
Weighted average number of common shares
  outstanding - diluted ( in thousands) .............            18,865             15,790             19,756             15,790
                                                          ===============    ===============    ===============    ===============















      The accompanying notes are an integral part of these financial statements.

                                            ESENJAY EXPLORATION, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)



                                                                                    Six Months Ended June 30,
                                                                              -----------------------------------
                                                                                    2000                1999
                                                                              ---------------     ---------------
Cash flows from operating activities:
     Net income (loss) ....................................................    $    538,907        $ (8,589,400)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depletion, depreciation and amortization .............................       4,319,827           1,175,827
     Amortization of unproven property ....................................       2,881,600           4,358,000
     Gain on sale of assets ...............................................      (8,156,718)           (110,632)
     Amortization of financing costs and warrants .........................          93,282              37,644
     Exploration costs ....................................................       2,924,660              65,278
     Changes in operating assets and liabilities:
         Trade and affiliate receivables ..................................      (5,474,044)           (163,017)
         Prepaid expenses and other .......................................       3,244,928            (508,648)
         Other assets .....................................................         (65,632)           (485,569)
         Accounts payable .................................................       5,528,299          (1,356,224)
         Accounts payable to affiliates ...................................      (1,895,214)         (1,342,514)
         Revenue distribution payable .....................................      (1,146,213)          1,047,321
         Accrued and other ................................................      (4,722,779)          1,369,326
                                                                              ---------------     ---------------
     Net cash used in operating activities ................................      (1,929,097)         (4,502,608)
                                                                              ---------------     ---------------
Cash flows from investing activities:
     Capital expenditures - gas and oil properties ........................      (9,369,980)         (8,009,362)
     Capital expenditures - other property and equipment ..................        (108,230)           (146,838)
     Proceeds from sale of assets .........................................      12,193,207           3,589,387
                                                                              ---------------     ---------------
         Net cash provided by (used in) investing activities ..............       2,714,997          (4,566,813)
                                                                              ---------------     ---------------
Cash flows from financing activities:
     Proceeds from issuance of common stock ...............................         150,726              10,837
     Proceeds from issuance of debt .......................................      19,841,782           8,820,000
     Repayments of long-term debt .........................................     (19,663,162)             (1,236)
                                                                              ---------------     ---------------
         Net cash provided by financing activities ........................         329,346           8,829,601
                                                                              ---------------     ---------------
         Net increase (decrease) in cash and cash equivalents .............       1,115,246            (239,820)
Cash and cash equivalents at beginning of period ..........................       2,598,047             646,200
                                                                              ---------------     ---------------
Cash and cash equivalents at end of period ................................    $  3,713,293        $    406,380
                                                                              ===============     ===============
Supplemental disclosure of cash flow information:
     Cash paid for interest ...............................................    $    495,116        $    644,643
                                                                              ===============     ===============














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

         The Company uses the successful efforts method of accounting for gas and oil exploration and development costs. All costs of acquired wells, productive exploratory wells, and development wells are capitalized and depleted by the unit of production method based upon estimated proved developed reserves. Exploratory dry hole costs, geological and geophysical costs, and lease rentals on non-producing leases are expensed as incurred. Gas and oil leasehold acquisition costs are capitalized. Costs of unproved properties are transferred to proved properties when reserves are proved. Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based on expected future cash flows. Unproved properties are periodically assessed for impairment and, if necessary, a loss is recognized. The Company recognized impairments for both the three and six month periods ended June 30, 2000 of $41,989. No impairments were recognized during the three and six month period ended June 30, 1999.

         In addition, the $54,200,000 fair market value assigned to unproven gas and oil exploration projects contributed by Esenjay Petroleum Corporation ("EPC") and Aspect Resources LLC ("Aspect") pursuant to certain acquisitions of undeveloped exploration projects (the "Acquisitions") which closed on May 14, 1998 is, until such time as the book value of each such project is either drilled and transferred to producing properties or is otherwise evaluated as impaired, are being amortized on a straight-line basis over a period not to exceed forty-eight months. For the three and six month periods ended June 30, 2000, such amortization was $1,440,800 and $2,881,600, respectively. For the three and six month periods ended June 30, 1999, such amortization was $1,975,000 and $4,358,000, respectively. The remaining balance in this amortization group of unproven properties was $10,567,100 at June 30, 2000.

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

2. LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                                    JUNE 30,       DECEMBER 31,
                                                                                    --------       ------------
                                                                                      2000             1999
                                                                                      ----             ----

Non-recourse loan, payable out of an 8% ORRI on the Starboard Prospect, interest
  accrued at 15% ...............................................................  $    864,000     $    864,000
Note payable, interest at 12%, payable monthly .................................          --            100,000
Loan with Bank of America NT&SA ("B of A"), repaid in 2000 .....................          --          8,523,162
Loan with Duke Energy Field Services, Inc. repaid in 2000 ......................          --          7,140,000
Loan with Deutsche Bank AG closed on January 25, 2000 as further
  Described below ..............................................................    15,841,782             --
                                                                                  ------------     ------------
                                                                                    16,705,782       16,627,162
Less current portion ...........................................................     2,706,119       11,013,162
                                                                                  ------------     ------------
                                                                                  $ 13,999,663     $  5,614,000
                                                                                  ============     ============

         On January 25, 2000, the Company closed a credit facility with Deutsche Bank AG, New York branch. This facility provides for Deutsche Bank to loan up to $29,000,000 to be available in two tranches. Tranche A is in the amount of $20,000,000, with $12,000,000 established as the current available borrowing base, and Tranche B is fully drawn in the amount of $9,000,000. Under the terms and conditions of this facility, the facilities existing at December 31, 1999 with Duke Energy Financial Services, Inc. and Bank of America, NT&SA, were paid in full utilizing approximately $15,800,000 of the available proceeds from Deutsche Bank. Tranche A will mature on January 25, 2001, at which time any remaining unpaid principal will convert to a fully amortizing term loan payable in sixteen equal quarterly installments beginning April 1, 2001. The Tranche B loan is payable interest only through April 30, 2001 at which date the amount available begins to decrease by 25% per quarter beginning April 30, 2001 with a final maturity in January of 2002. In addition, the Company must remain in compliance with certain covenants required by Deutsche Bank, including a redetermination of the borrowing base every six months. The company also is required to assign an overriding royalty interest to Deutsche Bank for those wells logged prior to the later of the maturity date of Tranche B or the Tranche A termination date or the date the Tranche B Loan is repaid. The Company may repurchase this overriding royalty interest prior to April 30, 2002, if all Tranche B loans are repaid in full.

         As part of the credit agreement, the Company is subject to certain covenants and restrictions, among which are the limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. The covenants regarding financial condition of Company are as follows:


Tangible Net Worth.............................. $20,000,000 plus 50% of net income from inception of the credit agreement to the date of calculation treated as a single period.
Current Ratio................................... 1.1 to 1.0 (computed by including unused portion of loan commitments in current assets and excluding current portion of long-term debt from current liabilities).
Debt to Capitalization.......................... 0.6 to 1.0
Interest Coverage Ratio......................... 3.0 to 1.0


         At June 30, 2000 the Company was in compliance with all such covenants.

         The Company has entered into an interest rate swap guaranteeing a fixed Libor rate of 7.075%. The rate the Company pays Deutsche Bank is Libor plus 2%. In addition, Company will pay fees of one-half of one percent (0.5%) on the unused portion of the commitment amount.

3.       RELATED PARTY TRANSACTIONS

         The Company's outstanding accounts receivable from employees and affiliates of the Company at June 30, 2000 and December 31, 1999 was $1,058,678 and $363,027, respectively. The June 30, 2000 and December 31, 1999 receivables include approximately $8,664 and $47,786, respectively, from an affiliated partnership for which the Company serves as the managing general partner. In addition, the June 30, 2000 balance includes a net $907,833 receivable from EPC primarily related to joint interest billings. In addition, at June 30, 2000 the Company had a net account payable to Aspect in the amount of $188,699.

4.       COMMITMENTS AND CONTINGENCIES

         The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the fluctuations and the effect of price declines or swings.

         In February of 2000, in conjunction with its financing with Deutsche Bank, the Company restructured all existing natural gas hedges with an affiliate of Deutsche Bank. Pursuant to these hedges, the Company had 9,381 MMBtu/day of net production hedged in the first quarter of 2000, and 9,031 MMBtu/day hedged for the second quarter of 2000. It also has hedged 8,646 MMBtu/day for the third quarter of 2000, 8,278 MMBtu/day for the fourth quarter of 2000, 7,161 MMBtu/day for the first quarter of 2001, 6,880 MMBtu/day for the second quarter of 2001, 6,600 MMBtu/day for the third quarter of 2001, and 6,319 MMBtu/day for the fourth quarter of 2001. All hedges are at $2.45 per MMBtu. Concurrent with the restructuring of the hedges, the Company was relieved of any liability or rights pursuant to all previously existing natural gas hedges. An existing "collar" hedge arrangement on 280 barrels of oil per day in the first quarter of 2000, and 256 and 237 barrels of oil per day in the second and third quarters of 2000, respectively, was transferred to the Deutsche Bank affiliate at the existing $18.00 floor price and $20.40 cap price. These positions were supplemented with oil hedges at $21.03 per barrel on volumes of 238 barrels of oil per day in the fourth quarter of 2000 and 175, 168, 161, and 154 barrels of oil per day in the first through fourth quarters of 2001, respectively. Second quarter 2000 hedges approximated 59% of the Company's natural gas and 61% of its oil production for such quarter. Future percentages will vary.

         In 1999 the Company recorded a deferred gain on sale of $1,797,707 in relation to an ongoing sale in the Company's Papalote project. As a part of the sales transaction the Company is required to conduct a 3-D seismic survey over the project area. The survey was completed in the second quarter of 2000 for the project area and the gain on sale, of $1,797,707 was recognized.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis reviews Esenjay Exploration, Inc.'s results of operations for the three and six month periods ended June 30, 2000 and 1999 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

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

         On May 14, 1998 after a Special Meeting of Shareholders, the Company closed the transactions provided for in the Acquisition Agreement, implemented the Reverse Split, and completed the Reincorporation. All references in the accompanying financial statements to the number of common shares have been restated to reflect the foregoing. In addition, as required by the Acquisition Agreement, the Company called for the redemption of all of its issued and outstanding cumulative convertible preferred stock and did redeem said preferred stock. The result of the foregoing is that the Company conveyed a substantial majority of its Common Stock to acquire an array of significant technology enhanced natural gas oriented exploration projects. The Company believed the Acquisitions would facilitate expanded access to capital markets due to the value and diversity of its exploration project portfolio. The Company also believes the transactions significantly enhanced the Company's management team.

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

         On September 23, 1999, the Company acquired, via merger, 3DX Technologies, Inc. ("3DX"). As a result, Esenjay issued approximately 2,906,800 new shares of common stock and approximately 357,000 shares of convertible preferred stock, which convertible preferred stock is scheduled to be converted or redeemed (at the Company's option) not later than November 1, 2000. The Company intends to redeem the convertible preferred stock in September of 2000 at a price of $1.925 per share for a total redemption price of approximately $687,200.

         OVERVIEW OF 2000 ACTIVITIES. The Company believes it entered 2000 in a position to continue to expand its exploration activities on its technology-enhanced projects. By utilizing its increased capital available to it from cash flow, financings and industry partner transactions, the Company is pursuing an aggressive exploration budget in all of its major trends of activity. The Company's net daily production averaged 505 barrels of oil per day and 15,416 Mcf of natural gas per day in the first quarter of 2000, and 418 barrels of oil per day and 15,197 Mcf per day of natural gas in the second quarter of 2000. This second quarter decline was primarily due to production problems on one well incurred early in the second quarter. As additional wells commenced production, the daily production increased during the second quarter and averaged 425 barrels of oil per day and 17,499 Mcf per day of natural gas in June of 2000. This net production is after a reduction of 6 barrels of oil per day and 1,981 Mcf of natural gas per day attributable to the sale of interests in the Raymondville Project as described below in the following paragraph.

         The Company has also successfully improved its working capital and cash resources. On February 7, 2000, it announced the closure of a $29 million credit facility with Deutsche Bank AG, New York Branch. Initial availability pursuant to the facility was $21 million with a borrowing base adjustment scheduled for the second quarter of 2000. A portion of the available proceeds was utilized to retire approximately $15.8 million of previously existing debt with Bank of America and Duke Energy Financial Services, Inc., of which approximately $11 million was classified as the current portion of long-term debt. The amount outstanding under the new facility was all classified as long term debt upon inception. $2,706,119 is classified as current portion as of June 30, 2000. Effective June 30, 2000, the borrowing base was increased to $24 million. In addition, the Company sold approximately 84.39% of its interest in its

Raymondville Project in Willacy County to Cody Texas, L.P. for cash proceeds of $10,949,000 ($10,535,764 net of transaction fees). The sale closed on March 20, 2000 but was effective as of January 1, 2000. Pursuant to this sale the Company sold 3,462,967 Mcfe of its reserves classified as proved as of December 31, 1999. Its borrowing base availability with Deutsche Bank was not reduced. The combination of these two financing transactions have made available $18.8 million in net additional cash resources (after repayment of existing debt) and created significant positive improvements in working capital for the Company. As a result of its current cash flow and the impact of these two transactions, the Company believes it is positioned to fund a substantial portion of its 2000 drilling activities, the results of which are intended to help continue the upward trends of increasing cash flow and reserves. The Company will look to a variety of sources to further supplement its capital expenditures budget, including its credit facilities and sales of additional promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects.

         In the six months ended June 30, 2000, the Company incurred approximately $9,200,000 in year 2000 drilling and completion expenditures and $3,800,000 in year 2000 land and seismic costs. In the first quarter of 2000, the Company participated in 8 new wells which reached total depth and were logged during the quarter. Of these 8 wells, 5 were dry holes and 3 are producing. In the quarter ended June 30, 2000, the Company participated in 18 new wells. 14 of the 18 wells were drilled to total depth during the quarter, 3 additional wells have subsequently drilled to total depth, and 1 of the wells is still drilling. Of these 17 second quarter wells that drilled to total depth, 7 are producing, 2 are being completed, and 8 were dry holes.

         The Company experienced production problems with one well early in the second quarter which averaged approximately 2,300 Mcf and 126 barrels of oil per day in the first quarter. Production from this well was minimal in the second quarter of 2000 and its future contributions to overall Company production is uncertain. This served to impede second quarter production revenue growth. As a result, April and May production was down as contrasted with the first quarter. As additional wells came on line, June production averaged 20,049 Mcf equivalent resulting in increasing production.

         Certain projects of the Company were subject to an agreement with Seagull Energy E&P, Inc. ("Seagull"), a subsidiary of Ocean Energy, Inc., which agreement provided an option in favor of Seagull to acquire 50% of the Company's unproven interests in the Mikeska and Hall Ranch projects for $6.5 million, plus, at Seagull's option, 50% of the Company's unproven interests in the Orangedale, Verdad, Hordes Creek and Riverdale projects for an additional $2.0 million. The option is set to expire in the third quarter of 2000 and Ocean has advised the Company it will not exercise it.

         The Company has budgeted $18,000,000 in drilling and completion expenditures on interests in over 40 wells and an additional $8,000,000 in land and new seismic costs in 2000. The budgeted drilling and completion expenditures, which are primarily on exploratory wells, compares to total drilling and completion expenditures of approximately $8,652,439 in 1999 when the Company had less capital available. Through this exploration program, the Company believes it can resume its 1999 trends of growth in net production, net revenues, operating cash flow, and net gas and oil reserves in the second half of the year 2000 and beyond. It believes that certain of its planned 2000 exploratory wells represent the highest upside potential to which the Company has been exposed.

         SUCCESSFUL EFFORTS ACCOUNTING AND RELATED MATTERS. The Company utilizes the successful efforts method of accounting. Under this method it expenses its exploratory dry hole costs and the field acquisition costs of 3-D seismic data as incurred. The undeveloped properties, which were acquired pursuant to the Acquisitions, were comprised primarily of interests in unproven 3-D seismic based projects, and were recorded in May of 1998 at an independently estimated fair market value of $54.2 million as determined by Cornerstone Ventures, L.P., a Houston, Texas based investment banking firm. Pursuant to the successful efforts method of accounting, the Company is amortizing such initial costs of unproved properties on a straight-line basis over a period not to exceed forty-eight months, as well as recognizing property specific impairments. As of June 30, 2000 the unamortized balance was $10,567,100. Hence significant non-cash charges have depressed reported earnings of the Company and will likely continue to do so in 2000; however, the non-cash charges will not affect cash flows provided by operating activities nor the ultimate realized value of the Company's natural gas and oil properties.

         As a result of the tax rules applicable to the Acquisitions, the Company will likely not be able to fully use its existing net operating loss carry forward in the future.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company during the periods indicated:



                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30                         JUNE 30
                                                     2000           1999             2000             1999
                                                --------------   -----------    -------------    -------------
PRODUCTION:
     Gas (MMcf) .........................          1,382.90         274.30         2,828.60         1,026.30
     Oil and condensate (MBbls) .........             38.00           1.50            84.60            13.70
     Total equivalent (Mmcfe) ...........          1,610.90         283.00         3,336.20         1,108.50
AVERAGE SALES PRICE:(2)
     Gas (per Mcf) ......................        $     3.35       $   2.08       $     3.01       $     1.87
     Oil and condensate (per Bbl) .......        $    26.84       $  15.87       $    27.10       $    13.63
AVERAGE EXPENSES (PER MCFE):
     Lease operating (1) ................        $     0.12       $   0.42       $     0.14       $     0.34
     Depletion of oil and gas properties:        $     1.58       $   1.96       $     1.32       $     1.06




(1) Includes all direct expenses of operating the Company's properties, as well as production and ad valorem taxes.
(2) Including the effects of hedging activities the average gas and oil sales price was $3.01/mcf and $24.96/bbl for the three months ended
     June 30, 2000 and $2.11/mcf and $15.87/bbl for the three months ended
     June 30, 1999 respectively and $2.85/mcf and $24.91/bbl for the six months ended June 30, 2000 and $2.06/mcf and $13.63/bbl for the six months ended June 30, 1999 respectively.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         REVENUE. Total revenues increased 1,051.17% from $732,547 for the second quarter ended June 30, 1999 to $8,432,836 for the second quarter ended June 30, 2000. This is primarily attributed to the factors set forth below.

         GAS AND OIL REVENUES. Total gas and oil revenues increased from $792,861 for the second quarter of 1999 to $5,655,952 for the second quarter of 2000. This resulted in a 613.36% increase to gas and oil revenue. The increase is attributable to a combination of the increase in commodity sales prices in the second quarter of 2000, as contrasted with 1999, and in an increase in the Company's net gas and oil production in the year 2000. The average sales price per Mcf in gas increased from $2.08 per Mcf in the second quarter of 1999 to $3.13 in the second quarter of 2000, and the average sales price per barrel of oil and/or condensate increased from $15.87 in the second quarter of 1999 to $34.69 in the second quarter of 2000. Net gas production increased from approximately 274,300 Mcf for the second quarter of 1999 to approximately 1,382,900 Mcf in the second quarter of 2000. Net oil and/or condensate production increased from approximately 1,500 barrels in the second quarter of 1999 to approximately 38,000 barrels in the second quarter of 2000.

         REALIZED GAIN (LOSS) ON COMMODITY TRANSACTIONS. In the second quarter of 1999, the Company realized a gain of $7,174 on commodity transactions, as contrasted with a loss of $1,011,184 in the second quarter of 2000. This gain
(loss) results from actual commodity prices being greater or less than the Company's hedged price on natural gas or oil. This change is attributable to the increase in gas and oil prices such that the hedges currently in place on the Company's production portfolio were at lower prices for the second quarter of 2000 as contrasted with commodity prices in the second quarter of 1999 at which time a slight gain was realized. Although the Company has hedges in place at higher prices in the second quarter of 2000 than in the second quarter of 1999, commodity prices increased more resulting in the loss for the period. The Company currently has hedges in place in volume amounts which decrease quarterly and end December 31, 2000. (See "Liquidity and Capital Resources")

         GAIN ON SALE OF ASSETS. The gain on sale of assets in the second quarter of 2000 of $3,666,815 is attributable to sales of interests to industry partners in certain of the Company's projects. The largest component was a gain of $1,797,707 recognized in conjunction with a sales transaction with an interest in a 3-D seismic project overlying the Company's Papalote Project area. The balance of the gain was comprised of gains on a series of smaller sales, primarily sales of working interests to industry partners in wells anticipated to be drilled in the year 2000.

         OPERATING FEES. The increase in revenue from operations from $89,617 in the second quarter of 1999 to $100,510 in the second quarter of 2000 is basically attributable to increased volume of activity.

         OTHER REVENUES. Other revenues in the second quarter of the year 2000 were comprised of interest income, which increased from $3,915 in the second quarter of 1999 to $20,743 in the second quarter of 2000.

         COSTS AND EXPENSES. Total costs and expenses of the Company increased 102.94% from $5,240,469 for the second quarter ended June 30, 1999 to $10,635,144 for the second quarter ended June 30, 2000. This is primarily due to changes discussed in the categories below.

         LEASE OPERATING EXPENSES. Lease operating expense increased 70.04% from $118,617 for the second quarter of 1999 to $201,693 for the second quarter of 2000. This is due to the increased number of producing wells owned by the Company.

         PRODUCTION TAXES. Production taxes increased 1,017.18% from $51,441 for the second quarter of 1999 to $574,690 for the second quarter of 2000. The increase in production taxes is primarily attributable to revenues from wells placed in production in late 1999 and early 2000.

         DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A"). Depreciation, depletion and amortization ("DD&A") increased 359.10% from $556,827 for the second quarter of 1999 to $2,556,386 for the second quarter of 2000. The increase to DD&A was attributed to wells placed in production in late 1999 and early 2000.

         AMORTIZATION OF UNPROVED PROPERTIES. Amortization of unproved properties decreased from $1,975,000 for the second quarter of 1999 to $1,440,800 for the second quarter of 2000. This is due to reductions in the book value of the amortizing assets due to transfer to proven properties and the sale of interests in some projects. The Company will amortize the undeveloped and unevaluated value of the properties acquired pursuant to the Acquisitions over a period not to exceed forty-eight months. (See "Overview - Successful Efforts Accounting and Related Matters").

         IMPAIRMENT OF ASSETS. The Company recognized impairments of $41,989 for the three months ended June 30, 2000 as compared to none for the three months ended June 30, 1999.

         EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL. Exploration costs -geological and geophysical increased 158.15% from $578,340 for the second quarter of 1999 to $1,493,002 for the second quarter of 2000. These exploration costs reflect costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's technology enhanced exploration program on the Exploration Projects has required the acquisition and interpretations of substantial quantities of such data. The Company considers 3-D seismic data a valuable asset; however, its successful efforts accounting method requires such costs to be expensed for accounting purposes.

         EXPLORATION COSTS - DRY HOLE. Exploration costs - dry hole increased 2,642.53% from $65,278 for the second quarter of 1999 to $1,790,268 in the second quarter of 2000. The increase is attributable to the increased volume of drilling activity.

         INTEREST EXPENSE. Interest expense increased 28.32% from $185,153 for the second quarter of 1999 to $237,591 for the same period 2000 due to increased loans outstanding. The Company capitalized a large portion of its interest associated with its on-going projects, of which capitalized amounts totaled $240,137 for the second quarter of 1999 and $120,302 for the second quarter of 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 34.28% from $1,678,124 for the second quarter of 1999 to $2,253,425 for the second quarter of 2000. This was primarily attributable to payment of $582,000 in cash bonus payments pursuant to a Company-wide bonus program based upon 1999 drilling results.

         NET LOSS PER COMMON SHARE. Net loss per common share decreased from a net loss of $0.29 per share for the second quarter of 1999 to a net loss of $0.12 per share for the second quarter of 2000. Due to the factors enumerated above, there was a decrease in net loss applicable to common stockholders of $2,305,614 from the second quarter of

1999 as compared to the second quarter of 2000. Approximately 18,865,000 weighted average common equivalent shares were outstanding at June 30, 2000 as compared with approximately 15,790,000 at June 30, 1999, which further influenced the change in net loss per share in 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         REVENUE. Total revenues increased 704.51% from $2,243,549 for the six months ended June 30, 1999 to $18,049,552 for the six months ended June 30, 2000, due to the factors listed below.

         GAS AND OIL REVENUES. Total gas and oil revenues increased from $1,757,106 for the six months ended June 30, 1999 to $10,920,605 for the six months ended June 30, 2000. This increase is primarily attributable to wells placed in production in late 1999 and early 2000, which resulted in an increase in the Company's net production. It was further impacted by general increases in commodity prices, which increases became more pronounced in June of 2000.

         REALIZED GAIN (LOSS) ON COMMODITY TRANSACTIONS. The Company realized a loss from various commodity transactions of $1,305,178 for the six months ended June 30, 2000. This contrasted with a net gain of $198,023 in the first six months of 1999. This gain (loss) results from actual commodity prices for the period being greater or less than the Company's hedge price on natural gas or oil. Although the Company has hedges in place at higher prices in the first six months of 2000 than in the first six months of 1999, commodity prices increased more resulting in the loss for the period.

         GAIN ON SALE OF ASSETS. There was an increase in gain on sale of assets from $110,632 for the six months ended June 30, 1999 to $8,156,718 for the six months ended June 30, 2000. The increase was due to the closing of various project interest sales to third parties, which resulted in an aggregate gain for the period. The majority of the gain was attributable to recognition of the gain on the sale of interests in the Papalote Project to an industry partner of $1,797,707 and the booked gain on the sale of the Company's Raymondville Project of approximately $6,607,211.

         OPERATING FEES. The increase in revenue from operating fees from $153,351 in the first six months of 1999 to $225,478 in the first six months of 2000 is attributable to the increased volume of the Company's activity.

         OTHER REVENUES. The increase in other revenues from $24,437 in the first six months of 1999 to $51,929 in the first six months of 2000 was attributable to an increase in interest income.

         COSTS AND EXPENSES. Total costs and expenses of the Company increased 61.64% from $10,832,949 for the six months ended June 30, 1999 to $17,510,645 for the six months ended June 30, 2000. The primary factors are set forth below.

         AMORTIZATION OF UNPROVED PROPERTIES. Amortization of unproved properties was $2,881,600 for the six months ended June 30, 2000 compared to $4,358,000 in the first six months of 1999. The 33.88% decrease is attributable to reductions in the basis of properties being amortized due to certain properties being moved to the proven property category or, in certain instances, certain interests in certain properties having been sold and the basis therefor removed from the amortization pool. The Company will amortize the undeveloped and unevaluated value of the properties acquired pursuant to the Acquisition over a period not to exceed forty-eight months. (See "Overview
- Successful Efforts Accounting and Related Matters").

         IMPAIRMENT OF ASSETS. The Company recognized impairments of $41,989 for the six months ended June 30, 2000 as compared to none for the six months ended June 30, 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 13.48% from $3,082,096 for the six months ended June 30, 1999 to $3,497,621 for the six months ended June 30, 2000. This was primarily due to payment of $582,000 in cash bonus payments pursuant to a Company-wide bonus based upon 1999 drilling results.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). Depletion, depreciation and amortization ("DD&A") increased 275.32% from $1,175,827 for the six months ended June 30, 1999 to $4,413,109 for the six months ended

June 30, 2000. The increase in DD&A was primarily attributed to wells placed in production during late 1999 and early 2000.

         LEASE OPERATING EXPENSES. Lease operating expenses increased 27.18% from $372,588 for the six months ended June 30, 1999 to $473,873 for the six months ended June 30, 2000. The increase in lease operating expenses relates primarily to operational cost for the Company's wells placed in production during late 1999 and early 2000.

         INTEREST EXPENSE. Interest expense increased 81.77% from $308,439 for the six months ended June 30, 1999 to $560,635 for the six months ended June 30, 2000. The increase in interest expense was attributable to increased borrowing pursuant to its credit facility. The Company capitalizes a large portion of its interest associated with on-going projects, of which capitalized amounts totaled $574,119 for the six months ended June 30, 1999 and $182.607 for the six months ended June 30, 2000.

         PRODUCTION TAXES. Production taxes increased 593.40% from $115,234 for the six months ended June 30, 1999 to $799,034 for the six months ended June 30, 2000. This increase in production taxes was attributed to revenues of wells placed in production late 1999 and early 2000.

         EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL. Exploration costs -geological and geophysical increased 36.58% from $1,252,789 for the six months ended June 30, 1999 to $1,711,107 for the six months ended June 30, 2000. The increase resulted from an increase in the acquisition of new 3-D seismic field data in 2000. These exploration costs reflect costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's technology enhanced exploration program on the Exploration Projects has required the acquisition and interpretations of substantial quantities of such data. The Company considers 3-D seismic data a valuable asset; however, its successful efforts accounting method requires such costs to be expensed for accounting purposes.

         EXPLORATION COSTS - DRY HOLE. Exploration costs - dry hole increased 4,380.31% from $65,278 for the six months ended June 30, 1999 to $2,924,660 for the six months ended June 30, 2000. The increase is attributable to the increased volume of drilling activity.

         NET INCOME (LOSS) PER COMMON SHARE. Net income per common share increased from a net loss of $0.54 per share for the six months ended June 30, 1999 to a net income of $0.03 per share for the six months ended June 30, 2000. Due to factors mentioned above, there was an increase in net income applicable to common stockholders of $9,128,307 from the six months ended June 30, 1999 as compared to the six months ended June 30, 2000. Approximately 18,854,000 weighted average common equivalent shares were outstanding for the six months ended June 30, 2000 as compared with approximately 15,790,000 at June 30, 1999, which further influenced the change in net income per share in 2000.

KNOWN AND ANTICIPATED TRENDS, CONTINGENCIES AND DEVELOPMENTS IMPACTING FUTURE OPERATING RESULTS.

         The Company's future operating results will continue to be substantially dependent upon the success of the Company's efforts to develop the projects acquired in the Acquisitions and the acquisition of 3DX, as well as its other prospects.

         Management continues to believe these projects represent the most promising prospects in the Company's history. The wells drilled in 1998, 1999 and 2000 on projects acquired pursuant to the Acquisitions continue to increase the Company's year 2000 revenues as compared with 1999. Conversely, the capital expenditures planned in 2000 will continue to require substantial outlays of capital to explore, develop and produce. Drilling results for 1998 resulted in substantial revenue increases. Drilling results in 1999 resulted in rapidly expanding revenues in the third and fourth quarters of 1999. However, because of the Company's expanded 2000 drilling budget, capital from sources other than cash flow from operations is required for funding planned exploration activities. The Raymondville Interests Sale closed in the first quarter has, however, provided the cash resources to substantially fund the 2000 capital budget when combined with available credit facilities and anticipated operating cash flow. The Company's 2000 budget remains significantly funded from cash on hand, available credit and anticipated cash flow.

         The trend of increasing revenues was slowed by the sale of the Raymondville Interests, effective January 1, 2000, a reduction of approximately 2,000 Mcfe per day, the production problems incurred on one well early in the second quarter, which resulted in a reduction of approximately 2,300 Mcf and 126 bbls of oil per day, and natural decline rates. This was significantly offset by increases in product prices. Wells which came on line in the second quarter increased the Company's production to 20,049 net
Mcfe per day in June of 2000. Continued upward growth in revenue will be dependent upon the Company's continued drilling success on wells currently drilling and to be drilled through 2000. The budget will, however, continue to include the sales of certain project interests to industry partners; however, the Company believes it will be much less dependent upon such sources due to its increasing operating cash flow, improved liquidity, and new credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         The Company 2000 business plan provided for net expenditures of $18,000,000 in drilling and completion and $8,000,000 in land and geophysical costs resulting in a $26,000,000 capital budget for 2000. In the six month period ended June 30, 2000, the Company incurred approximately $9,200,000 in drilling and completion costs, which costs were partially offset by cash fees paid or due to the Company by industry partners for interests in the wells drilled. The Company also incurred approximately $3,800,000 in land and geophysical costs in the six month period. The geophysical costs were partially offset by cash fees paid or due to the Company by industry partners in conjunction with 3-D surveys, including a $1,166,666 fee paid by one partner in the quarter. These budgeted amounts are based upon exploration opportunities and may be adjusted based upon available capital, new opportunities and industry conditions. The Company believes its capital spending will be consistent with the budget in 2000. The Company's sources of financing include borrowing capacity under its credit facilities, the sale of promoted interests in the Exploration Projects to industry partners and cash provided from operations. The Company's budget includes the sales of certain project interests to industry partners.

         The Company entered 1999 having gone from nominal second quarter 1998 gas and oil production revenues of approximately $35,000 per month and large operating cash flow deficits to a company which averaged $1,815,637 per month in oil and gas revenues and in realized revenue from hedges on production in the fourth quarter of 1999. These revenues averaged $1,754,884 per month in the first quarter of 2000; however, $122,884 of this average was attributable to adjustments to prior periods and the average gas and oil revenues for actual first quarter 2000 production was $1,632,000 per month. This was achieved after the sale of interests in the Raymondville Project, which sale was effective January 1, 2000. Second quarter gas and oil revenues averaged $1,885,317 per month. The revenues for the quarter were disproportionately attributable to the month of June as both production volumes and product prices had increased. The Company believes its third quarter 2000 average daily production from existing wells will approximate 20,000 net Mcfe per day. Additional success in 2000 on wells currently drilling, if obtained, would result in continued increases in production in 2000.

         The Company ended 1999 with a deficit working capital of approximately $16,543,374. Of this amount approximately $11.0 million was represented by the current portion of its long term debt. This deficit working capital was greatly improved when the Company, on January 25, 2000, closed a new credit facility with Deutsche Bank AG, New York Branch. Pursuant to this facility, all of the $15.8 million of the Company's long term debt at December 31, 1999 was repaid. This repayment included $4.8 million of long term debt classified as long term and the repayment of approximately $11.0 million of long term debt classified as current. Pursuant to the Deutsche Bank credit facility, $21 million was initially available. This was increased at June 30, 2000 to $24 million. All amounts available were long term debt, $2,706,119 of which is classified as current portion at June 30, 2000, but which is not due until 2001. The credit facility with Deutsche Bank is in two tranches. $12 million was initially available under Tranche A, and $9 million under Tranche
B. Tranche A has been increased to $15 million. Tranche A is a revolving facility with no required principal payments until January 24, 2001, after which date it converts into a four-year term loan. Tranche B is payable interest only until the second quarter of 2001, at which time the principal is amortized at a rate of 25% per quarter until fully repaid. Both loans are at a varied interest rate utilizing either Deutsche Bank's alternative interest rate or the London interbank rate plus 2% for both Tranche A and Tranche B. As of August 7, 2000, $6,841,782 was drawn under Tranche A and $9 million under Tranche B. All undrawn funds will be available for future activities of the Company. The facility is secured by a mortgage on most of the proven properties currently owned by the Company. In addition, the Company has a negative pledge and an agreement to mortgage any of the Company's unproven projects or properties at the demand of the bank. In addition to the foregoing, Deutsche Bank AG received a

1.5% overriding royalty interest, proportionately reduced to the Company's net interest, on the gas and oil properties classified as proven as of the date of closing, and an agreement that it would convey to the bank a 1.5% overriding royalty interest, proportionately reduced to the Company's net interest, on future proven wells on the date any such future wells are logged, for as long as funds are outstanding pursuant to Tranche B. In the event the Tranche B loans are repaid in full prior to April 30, 2002, the Company may redeem the overriding royalty interests conveyed to Deutsche Bank AG for an amount equal to (a) an amount which, when added to the interest paid to Deutsche Bank AG, plus revenues received by Deutsche Bank AG from the overriding royalties conveyed to Deutsche Bank AG, would provide to Deutsche Bank AG an internal rate of return of approximately 15%, plus (b) 60% of the then remaining present value of the overriding royalties to be redeemed after subtracting the amount calculated in (a) above. In addition, Deutsche Bank also received a five-year warrant to purchase 250,000 shares of the Company's common stock at a price equal to $1.50 per share. Proceeds of the credit facility were utilized to retire the Company's existing long-term debt and additional proceeds can be utilized to supplement working capital and exploration costs. The Company expects further increases in the borrowing base in the event its proven oil and gas reserves continue to grow.

         The Company's working capital was further enhanced when it closed a sale of project interests to Cody Texas, L.P. for an amount net to the Company totaling approximately $10,535,764 on March 20, 2000. In this sale, the Company conveyed 84.39% of its net interest in its Raymondville Project in Willacy County, Texas to Cody Texas, L.P. The Company's borrowing base pursuant to Tranche A with Deutsche Bank was not reduced as a result of the sale. The proceeds of the sale of interests to Cody Texas, L.P. were utilized to increase working capital, to reduce outstanding amounts under the revolving borrowing base available to the Company pursuant to Tranche A of the Deutsche Bank facility, and to fund capital expenditures of the Company.

         In the second quarter of 2000, the Company finalized a bonus to employees for results achieved in 1999. The bonus was primarily based upon drilling results achieved as contrasted with drilling and completion costs incurred to achieve the results. On 1999 drilling, the Company achieved a significant return on drilling and completion costs incurred. The bonus is payable in two installments. $581,934 was paid in the second quarter of 2000. A second payment is subject to revised engineering reports on wells drilled in 1999, but is currently estimated to be substantially less. It will be paid in the third quarter of 2000.

         The Company believes that in 2000 it has achieved a much more desirable position from a standpoint of liquidity than it has experienced since the consummation of the Acquisitions in May of 1998. Improvements to its working capital position, which have resulted from the closing of the facility with Deutsche Bank and the sale to Cody Texas, L.P., combine with the Company's recently increased cash flow to place it in a good position to significantly fund its year 2000 capital expenditures budget from cash, currently available credit and anticipated operating cash flow. Given the currently estimated $26 million capital expenditure budget, approximately fifty percent of which is anticipated in the third and fourth quarters, the Company anticipates that the full funding of said budget will likely still depend upon some sales or other transactions with industry partners in the second half of the year 2000. Its ongoing business plan is to always implement such transactions in order to properly manage the spread of risk in its drilling activities as well as to be a source of capital expenditure funds.

         Pursuant to the Company's credit agreement with Deutsche Bank, it has certain covenants regarding current interest coverage ratios and other covenants regarding which it is expected to be in compliance at the end of each quarter. Although the Company believes it will be in compliance with these covenants in the year 2000, there can be no assurance that it will be in compliance. In the event it is not in compliance, the Company will be required to seek waivers of said covenants or would be required to seek alternative financing arrangements. The Company was in compliance at June 30, 2000.

         The Company historically has addressed its long-term liquidity needs through the issuance of debt and equity securities, through bank credit and other credit facilities, sales of project interests to industry partners and with cash provided by operating activities. Its major obligations as of June 2000, consisted principally of (i) servicing loans under the credit facilities with Deutsche Bank and other loans, (ii) funding of the Company's exploration activities, and (iii) funding of the day-to-day operating costs.

         The Company has an ambitious capital expenditure plan for 2000, which includes approximately $18,000,000 in drilling and completion costs, and an additional $4,600,000 and $3,600,000, respectively, in geological, geophysical and land costs for the year. In the first six months, the Company incurred approximately $9,200,000 in drilling and completion costs, and approximately $3,800,000 in geological and geophysical costs and land costs. It plans similar total capital costs will be incurred in the third and fourth quarters. Cash on hand, cash currently available pursuant to the Deutsche Bank credit facility, and cash flow from operations will contribute significantly to said budgets, but additional funds in the form of sales of project interests and/or long term debt will likely be needed in the second half of the year.

         In addition to the capital expenditures budgeted, the Company has the right to redeem its currently outstanding preferred stock in September of 2000. It intends to do so. It has 356,999 shares of preferred stock outstanding and can redeem said shares at $1.925 per share. It believes this to be a favorable price and expects to invest a total of approximately $687,200 for redemption of all of said preferred stock in the third quarter.

         Many of the factors that may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of financing and its operational results. The Company continues to examine alternative sources of long-term capital, including the acquisition of a company with producing properties for common stock or other equity securities, and also including bank borrowings, the issuance of debt instruments, the sale of common stock or other equity securities, the issuance of net profits interests, sales of promoted interests in its Exploration Projects, and various forms of joint venture financing. In addition, the prices the Company receives for its future oil and natural gas production and the level of the Company's production will have a significant impact on future operating cash flows. It also seeks to be aware of any consolidation opportunities with other companies that may help increase shareholder value.

         The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the fluctuations and the effect of price declines or swings. In February of 2000, in conjunction with its financing with Deutsche Bank, the Company restructured all existing natural gas hedges with an affiliate of Deutsche Bank. Pursuant to these hedges, the Company had 9,381 MMBtu/day of net production hedged in the first quarter of 2000, and 9,031 MMBtu/day hedged for the second quarter of 2000, and it has 8,646 MMBtu/day hedged for the third quarter of 2000, 8,278 MMBtu/day for the fourth quarter of 2000, 7,161 MMBtu/day for the first quarter of 2001, 6,880 MMBtu/day for the second quarter of 2001, 6,600 MMBtu/day for the third quarter of 2001, and 6,319 MMBtu/day for the fourth quarter of 2001. All hedges are at $2.45 per MMBtu. Concurrent with the new hedges, all prior natural gas hedges were retired. In September of 1999, the Company entered into a "collar" hedge arrangement on certain of its oil production. It entered into an oil hedge for a quantity equal to 300 barrels of oil per day in the fourth quarter of 1999, 280 barrels of oil per day in the first quarter of 2000, 256 barrels of oil per day in the second quarter of 2000, and 237 barrels of oil per day in the third quarter of 2000, all of which transactions were structured with an $18.00 floor price and a $20.40 cap price. These positions were supplemented with oil hedges for 238 barrels of oil per day in the fourth quarter of 2000, and 175 barrels of oil per day, 168 barrels of oil per day, 161 barrels of oil per day and 154 barrels of oil per day for the first through fourth quarters of 2001, respectively, all of which supplemental hedges were at $21.03 per barrel. As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas and oil production through December of 2001. Second quarter 2000 hedges approximated 59% of the Company's natural gas and 61% of its oil production for such quarter. Future percentages will vary.

         WORKING CAPITAL. At June 30, 2000, the Company had a cash balance of $3,713,293, total current assets of $18,019,329, and total current liabilities of $19,979,740. This resulted in a working capital deficit of $1,960,411. The Company expects its trend of increasing gas and oil revenues and associated hedging revenues from commodity transactions will continue the growth in revenues in excess of the ongoing costs of operations, which may also enhance the Company's working capital position. Conversely, the Company utilizes excess cash to reduce its revolving line of credit which may result in lower reported working capital than would be reported were it to utilize more long-term debt, but does not affect available cash resources. Tranche B of the Deutsche Bank facility begins amortizing at a rate of 25% of the principal per quarter in the second quarter of 2001. Tranche A is scheduled to amortize over four years beginning in the first quarter of 2001; however, the intention of the Company and the bank is to extend the commencement of the amortization period assuming satisfactory financial performance by the

Company. The amortization schedules will result in increases in the Company's current portion of long-term debt in 2000 but will not affect cash available in 2000. The net working capital can be negatively effected by the Company's continuing aggressive capital expenditures program on its exploration projects to the extent said capital expenditures exceed cash generated from operations and from the sale of project interests and/or growth in its credit facilities.

         SUMMARY. The Company believes it is positioned to continue to expand its exploration activity on its technology-enhanced projects. Many of the projects have reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation took several years of time and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but should allow the Company to consistently drill on a broad array of exploration prospects throughout 2000 and beyond.

         As evidence of this activity the Company participated in the drilling of 23 wells on its exploration projects in the first six months of 2000, not including wells commenced after July 1. The addition of wells drilled in 1999 and 2000 to producing status has increased the Company's net daily production to approximately 418 barrels of oil per day and 15,198 Mcf of natural gas per day in the second quarter of 2000, of which 425 net barrels of oil per day and 17,499 net Mcf of natural gas per day were attributable to June 2000 production. The Company expects that the associated revenues will provide positive growing operating cash flow throughout 2000 (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandates to be expensed rather than capitalized). The Company's 1999 and 2000 drilling results have further served to increase its confidence in its future drilling on the technology enhanced Exploration Projects. Additional exploration success would continue this positive trend.

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

         The Company intends to aggressively pursue its exploration plan in 2000 while continuing to enhance its project inventory through its ongoing acquisition of 3-D seismic-enhanced opportunities. It will also focus on any potential merger or acquisition which it believes can enhance shareholder value through expansion of exploration opportunities or increased economies of scale.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company currently has no action filed against it other than ordinary routine litigation.

ITEM 2.   CHANGES IN SECURITIES.

         In the six months ended June 30, 2000 and in the third quarter through August 8, 2000, the Company has issued 39,135 and 8,356 shares, respectively, of its common stock pursuant to its employees' 401-K plan. The shares represent the employer's pro rata match of employee contributions. It also issued 84,000 shares of common stock comprised of 12,000 shares to each of seven of its directors. The shares were part of an overall compensation package for its directors, which package included stock options as further described in Item 10 located at Part III of the Company's report on Form 10-KSB/A for the year ended December 31, 1999 dated April 28, 2000. The price per share paid by Directors was $1.83 per share payable one third upon subscription, one third on or before May 14, 2000 and one third on or before May 15, 2001. The shares issued pursuant to the 401-K plan and to the Directors are presently unregistered but are intended to be registered in 2000.

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


                                       ESENJAY EXPLORATION, INC.



Date:  AUGUST 14, 2000          By:    /s/ MICHAEL E. JOHNSON
       ---------------                 ---------------------------------------
                                       MICHAEL E. JOHNSON, President,
                                       Chief Executive Officer and Director

Date:  AUGUST 14, 2000          By:    /s/ DAVID B. CHRISTOFFERSON
       ---------------                 ---------------------------------------
                                       DAVID B. CHRISTOFFERSON,
                                       Senior Vice President, General Counsel,
                                       Principal Financial Officer

Date:  AUGUST 14, 2000          By:    /s/ ANGELA D. CONWAY
       ---------------                 ---------------------------------------
                                       ANGELA D. CONWAY,
                                       Controller