Form 10QSB/A
period 2000-09-30
ESENJAY EXPLORATION INC
filed 2000-11-15
CIK 901611

--------------------------------------------------------------------------------

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

                            ESENJAY EXPLORATION, INC.
                                   FORM 10-QSB/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

         OVERVIEW OF 2000 ACTIVITIES. The Company believes that it entered 2000 in a position to continue to expand its exploration activities on its technology-enhanced projects. By utilizing increased capital available to it from cash flow, financings and industry partner transactions, the Company is pursuing an aggressive exploration program in all of its major trends of activity. The Company's net production averaged 479 barrels of oil per day and 16,005 Mcf of natural gas per day in the first nine months of 2000. This net production is after a reduction of 6 barrels of oil per day and 1,981 Mcf of natural gas per day attributable to the sale of interests in the Raymondville Project as described in the following paragraph. In the third quarter of 2000, net production averaged 503 barrels of oil per day and 16,747 Mcf of natural gas per day. The Company currently anticipates its net daily production to increase to a range from 600 to 700 barrels of oil and a range from 22,000 to 25,700 Mcf of natural gas by year end 2000 as wells currently drilled come on line in the fourth quarter.

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


(1)  Includes all direct expenses of operating the Company's properties.
(2) Including the effects of hedging activities, the average gas and oil sales price was $3.71/mcf and $25.49/bbl for the three months ended September 30, 2000, and $2.34/mcf and $14.66/bbl for the three months ended September 30, 1999, respectively, and $3.11/mcf and $24.94/bbl for the nine months ended September 30, 2000 and $1.98/mcf and $11.22/bbl for the nine months ended September 30, 1999, respectively.

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

         The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the fluctuations and the effect of price declines or swings. The Company currently has natural gas hedges in place covering 13,278 MMBtu per day of gas production in the fourth quarter of 2000 at a weighted average price of $3.297 per MMBtu. It has hedges in place covering 12,161 MMBtu per day of gas production in the first quarter of 2001 at a weighted average price of $3.091 per MMBtu. It has hedges in place covering 11,880 MMBtu per day of gas production in the second quarter of 2001 at a weighted average price of $3.107 per MMBtu. It has hedges in place covering 11,600 MMBtu per day of gas production in the third quarter of 2001 at a weighted average price of $3.122 per MMBtu. It has hedges in place covering 11,319 MMBtu per day of gas production in the fourth quarter of 2001 at a weighted average price of $3.139 per MMBtu.

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

         As evidence of this activity the Company participated in the drilling of 43 wells on its exploration projects in the first nine months of 2000, not including wells commenced after September 30. The addition of wells drilled in 1999 and 2000 to producing status increased the Company's net daily production to an average of approximately 18,879 MCFE per day in the nine months ended September 30. The net production averaged 19,765 MCFE per day in the third quarter. The Company expects net daily production to be at least 25,000 to 30,000 MCFE per day prior to year end 2000 as additional drilled wells come on line. The Company expects that the associated revenues will provide positive growing operating cash flow throughout 2001 (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandates to be expensed rather than capitalized). The Company's 1999 and 2000 drilling results have further served to increase its confidence in its future drilling on the technology enhanced Exploration Projects. Additional exploration success would continue this positive trend.

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

                                    ESENJAY EXPLORATION, INC.



 Date:        November 15, 2000     By:  /S/ MICHAEL E. JOHNSON
                                         -------------------------------
                                         MICHAEL E. JOHNSON, President,
                                         Chief Executive Officer and Director

 Date:        November 15, 2000     By:  /S/ DAVID B CHRISTOFFERSON
                                         -------------------------------
                                         DAVID B. CHRISTOFFERSON,
                                         Senior Vice President, General Counsel,
                                         Principal Financial Officer

 Date:        November 15, 2000     By:  /S/ ANGELA D. CONWAY
                                         -------------------------------
                                         ANGELA D. CONWAY,
                                         Controller