Form 10QSB
period 2001-03-31
ESENJAY EXPLORATION INC
filed 2001-05-18
CIK 901611

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2001

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from _____ to ______

                         Commission file number: 1-12530


                            ESENJAY EXPLORATION, INC.
        (Exact name of small business issuer as specified in its charter)


          DELAWARE
(State or other jurisdiction of                         73-1421000
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

         19,061,835 shares as the registrant's common stock were outstanding as of May 1, 2001.

         Transitional Small Business Disclosure Format (Check one):
                                                          Yes [ ]  No [X]




--------------------------------------------------------------------------------

                            ESENJAY EXPLORATION, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX



                                                                                                            PAGE
                                                                                                            ----
PART  I.      FINANCIAL INFORMATION


ITEM 1.       Financial Statements - General Information......................................................3
              Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
                      December 31, 2000.......................................................................4
              Condensed Consolidated Statements of Operations for the three months ended
                      March 31, 2001 and 2000 (unaudited).....................................................5
              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)...............................................6
               Notes to Condensed Consolidated Financial Statements (unaudited)...............................7

ITEM 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................................................10


PART II.      OTHER INFORMATION..............................................................................19


                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

GENERAL

         The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the results of operations for the first quarter of 2001 and 2000.

         Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and the related notes thereto included in Form 10-KSB as filed with the SEC.

                                     ESENJAY EXPLORATION, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                              ASSETS



                                                                                 MARCH 31,             DECEMBER 31,
                                                                                   2001                   2000
                                                                             ----------------        --------------
                                                                                (unaudited)
Current assets:
     Cash and cash equivalents..........................................     $        756,854        $    3,002,700
     Accounts receivable trade, net of allowance for
        doubtful accounts of $445,872 at March 31,
        2001 and at December 31, 2000...................................            7,284,802             8,124,026
     Accounts receivable oil and gas sales..............................            8,786,761             6,135,807
     Accounts receivable from affiliates................................               47,225               124,268
     Prepaid expenses and other.........................................            3,864,973             2,183,093
                                                                             ----------------        --------------
              Total current assets......................................           20,740,615            19,569,894

Property and equipment, successful efforts method of accounting.........           87,769,692            81,977,022
Less accumulated depletion, depreciation
     and amortization...................................................          (43,392,973)          (40,087,050)
                                                                             ----------------        --------------
                                                                                   44,376,719            41,889,972

Other assets............................................................              997,616               903,208
                                                                             ----------------        --------------
              Total assets..............................................     $     66,114,950        $   62,363,074
                                                                             ================        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 MARCH 31,             DECEMBER 31,
                                                                                   2001                   2000
                                                                             ----------------        --------------
                                                                                (unaudited)
Current liabilities:
     Accounts payable...................................................     $      3,569,199        $    6,450,723
     Accounts payable to affiliate......................................              269,835               269,835
     Revenue distribution payable.......................................            5,438,456             6,101,354
     Current portion of long-term debt..................................            9,000,000             6,750,000
     Accrued, deferred and other liabilities............................            7,153,927             4,687,855
                                                                             ----------------        --------------
              Total current liabilities.................................           25,431,417            24,259,767

Derivative liability....................................................            7,848,168                   ---
Long-term debt .........................................................           14,841,782            13,591,782
                                                                             ----------------        --------------
              Total liabilities ........................................           48,121,367            37,851,549

Stockholders' equity:
     Common stock:
        Class A common stock, $.01 par value; 40,000,000 Shares
        authorized; and 18,980,698 and 18,958,477 outstanding at March
        31, 2001 and December 31, 2000, respectively...................               189,807               189,585
     Additional paid-in capital .......................................            84,769,254            84,699,705
     Stock subscription receivable.....................................               (58,560)             (106,060)
     Other comprehensive income........................................            (7,282,519)                  ---
     Accumulated deficit...............................................           (59,624,399)          (60,271,705)
                                                                             ----------------        --------------
              Total stockholders' equity...............................            17,993,583            24,511,525
                                                                             ----------------        --------------
              Total liabilities and stockholders' equity...............      $     66,114,950        $   62,363,074
                                                                             ================        ==============


      The accompanying notes are an integral part of these financial statements.

                                           ESENJAY EXPLORATION, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                      2001             2000
                                                                                  -----------       ----------
Revenues:
     Gas and oil revenues............................................             $12,155,191       $5,264,653
     Realized loss on commodity transactions.........................              (3,845,007)        (293,994)
     Loss on settlement of derivative instruments....................                (565,649)             ---
     Gain on sale of assets..........................................                 447,730        4,489,903
     Operating fees..................................................                  94,682          124,968
     Other revenues..................................................                   3,168           31,186
                                                                                  -----------       ----------
         Total revenues..............................................               8,290,115        9,616,716
                                                                                  -----------       ----------

Costs and expenses:
     Lease operating expenses........................................                 499,054          274,183
     Production taxes................................................                 897,180          224,344
     Depletion, depreciation and amortization........................               2,403,149        1,856,723
     Amortization of unproved properties.............................                 940,000        1,440,800
     Exploration costs - geological and geophysical..................                  50,230          218,105
     Exploration costs - dry hole....................................                 681,150        1,134,392
     Interest expense................................................                 338,275          323,044
     General and administrative expense..............................               1,749,954        1,360,733
     Other expense......................................................               83,817           43,176
                                                                                  -----------       ----------
         Total costs and expenses....................................               7,642,809        6,875,500
                                                                                  -----------       ----------


Income before provision for income taxes.............................                 647,306        2,741,216
Benefit (provision) for income taxes.................................                     ---              ---
                                                                                  -----------       ----------
Net income...........................................................             $   647,306       $2,741,216
                                                                                  ===========       ==========
Net income per common and common equivalent share -
     basic...........................................................             $      0.03       $     0.15
                                                                                  ===========       ==========
Net income per common and common equivalent share -
     diluted.........................................................             $      0.03       $     0.14
                                                                                  ===========       ==========
Weighted average number of common shares
         outstanding - basic  (in thousands).........................                  18,961           18,857
                                                                                  ===========       ==========
Weighted average number of common and common
      equivalent shares outstanding - diluted (in thousands).........                  20,199           19,277
                                                                                  ===========       ==========

               The accompanying notes are an integral part of these financial statements.


                                           ESENJAY EXPLORATION, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                -----------------------------------
                                                                                    2001                    2000
                                                                                -----------            ------------
Cash flows from operating activities:
     Net income....................................................             $   647,306            $  2,741,216
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
     Depletion, depreciation and amortization .....................               2,403,149               1,856,723
     Amortization of unproven property.............................                 940,000               1,440,800
     Gain on sale of assets........................................                (447,730)             (4,489,903)
     Amortization of financing costs and warrants..................                     ---                  40,581
     Loss on settlement of derivative instruments..................                 565,649                     ---
     Exploration costs - dry hole..................................                 681,150               1,134,392
     Changes in operating assets and liabilities:
         Trade and affiliate receivables...........................              (1,734,687)             (4,627,268)
         Prepaid expenses and other................................              (1,681,880)              3,542,160
         Other assets..............................................                (131,635)               (686,336)
         Accounts payable..........................................              (2,881,524)                (75,643)
         Revenue distribution payable..............................                (662,898)                133,280
         Trade and affiliate payables..............................                     ---              (1,820,015)
         Accrued, deferred and other liabilities...................               2,466,072              (2,757,324)
                                                                                -----------            ------------
     Net cash provided by (used in) operating activities...........                 162,972              (3,567,337)
                                                                                -----------            ------------
Cash flows from investing activities:
     Capital expenditures - gas and oil properties.................              (6,961,195)             (6,476,335)
     Capital expenditures - other property and equipment...........                 (33,420)                (42,052)
     Proceeds from sale of assets..................................                 968,526              10,585,981
                                                                                -----------            ------------
         Net cash provided by (used in) investing activities.......              (6,026,089)              4,067,594
                                                                                -----------            ------------
Cash flows from financing activities:
     Proceeds from issuance of debt................................               3,500,000              18,341,782
     Repayments of long-term debt..................................                     ---             (19,663,162)
     Proceeds from exercise of stock options.......................                  25,332                     ---
     Payment of stock subscriptions receivable.....................                  47,500                     ---
     Proceeds from issuance of common stock........................                  44,439                     ---
                                                                                -----------            ------------
         Net cash provided by (used in) financing activities.......               3,617,271              (1,321,380)
                                                                                -----------            ------------
     Net decrease in cash and cash equivalents.....................              (2,245,846)               (821,123)
Cash and cash equivalents at beginning of period...................               3,002,700               2,598,047
                                                                                -----------            ------------
Cash and cash equivalents at end of period.........................             $   756,854            $  1,776,924
                                                                                ===========            ============
Supplemental disclosure of cash flow information:
     Cash paid for interest........................................             $   551,558            $    248,895
                                                                                ===========            ============
Supplemental schedule of non-cash
investing and financing activities:
     Initial recognition of derivative liability...................             $14,909,492            $        ---
                                                                                ===========            ============
     Change in fair value of derivative liability..................             $ 7,061,324            $        ---
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

         The Company uses the successful efforts method of accounting for gas and oil exploration and development costs. All costs of acquired wells, productive exploratory wells, and development wells are capitalized and depleted by the unit of production method based upon estimated proved developed reserves. Exploratory dry hole costs, geological and geophysical costs, and lease rentals on non-producing leases are expensed as incurred. Gas and oil leasehold acquisition costs are capitalized. Costs of unproved properties are transferred to proved properties when reserves are proved. Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based on expected future cash flows. Unproved properties are periodically assessed for impairment and, if necessary, a loss is recognized. The Company did not recognize any impairments for the quarter ended March 31, 2001 or in the quarter ended March 31, 2000.

         In addition, the $54,200,000 fair market value assigned to unproven gas and oil exploration projects contributed by Esenjay Petroleum Corporation ("EPC") and Aspect Resources LLC ("Aspect") pursuant to certain acquisitions of undeveloped exploration projects (the "Acquisitions") which closed on May 14, 1998 is, until such time as the book value of each such project is either drilled and transferred to producing properties or is otherwise evaluated as impaired, being amortized on a straight-line basis over a period not to exceed forty-eight months. For the quarters ended March 31, 2001 and March 31, 2000, such amortization was $940,000 and $1,440,800, respectively. The remaining balance in this amortization group of unproven properties was $4,071,700 at March 31, 2001.

         A summary of all of the Company's significant accounting policies is presented on pages 36 and 37 of its 2000 Form 10KSB filed with the SEC. Users of financial information are encouraged to refer to the footnotes contained therein when reviewing interim financial results. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as further described at Note 5. The effect of the policy will result in material non-cash entries to the balance sheet and income statement of the Company. Other than as described at Note 5, there have been no material changes in the accounting policies followed by the Company during 2001.

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

LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                           MARCH 31,        DECEMBER 31,
                                                                             2001              2000
                                                                          -----------       -----------
Loan with Deutsche Bank AG, New York Branch ("Deutsche Bank"), as
  further described below...............................................  $23,841,782       $20,341,782

Less current portion....................................................    9,000,000         6,750,000
                                                                          -----------       -----------
                                                                          $14,841,782       $13,591,782
                                                                          ===========       ===========



         On January 25, 2000, the Company closed a credit facility with Deutsche Bank AG, New York branch. This facility provides for Deutsche Bank to loan up to $29,000,000 to be available in two tranches. Tranche A is in the amount of $20,000,000, with $20,000,000 established as the current available borrowing base, and Tranche B is fully drawn in the amount of $9,000,000. Tranche A will mature on January 25, 2002, at which time any remaining unpaid principal will convert to a five-year monthly amortizing term loan. The Tranche B loan is payable interest only through April 30, 2001 at which date the amount available begins to decrease by 25% per quarter beginning April 30, 2001 with a final maturity in January of 2002. In addition, the Company must remain in compliance with certain covenants required by Deutsche Bank, including a redetermination of the borrowing base every six months. The company also is required to assign an overriding royalty interest to Deutsche Bank for those wells logged prior to the later of the maturity date of Tranche B or the date the Tranche B Loan is repaid. The Company may repurchase this overriding royalty interest prior to April 30, 2002, if all Tranche B loans are repaid in full.

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


         At March 31, 2001 the Company would have been in compliance with all such covenants had it not been for the effect of the adoption of SFAS 133. As a result of SFAS 133, a derivative liability of $7,848,168 was reflected on the condensed consolidated balance sheet at March 31, 2001, which reduced tangible net worth to less than the $20,000,000 covenant requirement. The bank has waived such default for the March 31, 2001 reporting period and the Bank and the Company intend to amend to the credit agreement to exclude the effects of SFAS 133 for future reporting periods.

         The Company has entered into an interest rate swap guaranteeing a fixed Libor rate of 7.075%. The rate the Company pays Deutsche Bank is Libor plus 2%. In addition, Company will pay fees of one-half of one percent (0.5%) on the unused portion of the commitment amount.

3.       RELATED PARTY TRANSACTIONS

         The Company's outstanding accounts receivable from employees and affiliates of the Company at March 31, 2001 and December 31, 2000 was $47,225 and $124,268, respectively. The December 31, 2000 and March 31, 2001 balances include net accounts payable due to Aspect in the amounts of $122,506 and $136,540, respectively. The December 31, 2000 balance included a net account receivable due from EPC primarily related to joint interest billings in the amount of $101,199.

4.       COMMITMENTS AND CONTINGENCIES

         The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the fluctuations and the effect of price declines or swings. In February of 2000, in conjunction with its financing with Deutsche Bank, the Company established natural gas hedges with an affiliate of Deutsche Bank. Pursuant to these hedges, the Company as of January 1, 2001 had net production of 7,161 MMBtu/day hedged for the first quarter of 2001, 6,880 MMBtu/day for the second quarter of 2001, 6,600 MMBtu/day for the third quarter of 2001, and 6,319 MMBtu/day for the fourth quarter of 2001. All hedges were at $2.45 per MMBtu. These hedges were restructured in January of 2001 for all periods beginning February 1, 2001, and any rights or obligations of the Company pursuant to the previously existing $2.45 hedges were cancelled. Pursuant to the restructured agreements, the Company has subjected volumes of its Gulf Coast natural gas production to a "collar" structure with a floor price of $3.25 per MMBtu and a ceiling or cap price of $4.00 per MMBtu. Volumes committed to this structure are 7,500 MMBtu per day in February and March of 2001, 7,900 MMBtu per day in the second quarter of 2001, and 8,000 MMBtu per day in the third and fourth quarter of 2001. In 2002, volumes committed are 8,500, 8,000, 7,500 and 7,000 MMBtu per day in the first through fourth quarters respectively. Finally, volumes committed to the collar structure include 4,500 MMBtu per day for calendar year 2003.

         On January 25, 2001, the Company restructured its hedging arrangement with Deutsche Bank and as a result, effectively settled the terms of the original hedge. In connection with this settlement and restructuring, the Company valued the original hedge at its fair value on the settlement date at $6,818,598. This fair value will be recognized over the terms of the original hedge through December 31, 2001. During the three months ended March 31, 2001, the Company recognized in earnings a $1,287,746 loss on hedging activities related to the original hedge settled during January 2001. In addition, $5,530,852 is included other comprehensive income related to the remaining unrealized losses associated with the settled hedge.

         In the third quarter of 2000 the Company hedged an additional 5,000 MMBtu/day of natural gas. The hedge prices as of January 1, 2001 were at $4.01 per MMBtu for the months of January through December 2001. These hedges were not restructured and also remain in effect.

         As of January 1, 2001, the Company also had in place oil hedges for 175 barrels of oil per day in the first quarter of 2001, and 168 barrels of oil per day, 161 barrels of oil per day and 154 barrels of oil per day for the second through fourth quarters of 2001, respectively, all of which oil hedges were at $21.03 per barrel. These hedges also remain in effect.

         As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas through December of 2003 and varying quantities of its oil production through December of 2001. First quarter 2001 hedges are approximately 75% of the Company's natural gas production and 49% of its oil production for such quarter. Future percentages will vary.

5.       OTHER COMPREHENSIVE INCOME

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

         In accordance with the transition provisions of SFAS 133 as of January 1, 2001, the Company recorded a cumulative-effect type adjustment of ($14,909,492). As of March 31, 2001, the recorded cumulative-effect type adjustment was ($7,282,519) in OCI to recognize the fair value of all derivatives that are designated as cash-flow hedges. This adjustment will change from period to period, either up or down, in relation to commodity market prices as compared to the Company's derivative instruments in place at such time. As a result of the implementation of SFAS 133, the Company also recorded a non-cash loss on the settlement of derivative instruments in the first quarter of 2001. The non-cash loss of $565,649 in 2001 resulted from the required accounting treatment applicable to the restructuring of a natural gas hedge at $2.45 per MMBtu on January 25, 2001. The restructured portion of the hedge covered 5,000 MMBtu per day of natural gas from February 2001 through December 2001. The $2.45 per MMBtu hedge was restructured as a collar with a $3.25 put or floor and a $4.00 call or cap on volumes ranging from 7,500 to 8,000 MMBtu per day in 2001, 8,500 to 7,000 MMBtu per day in 2002 and volumes of 4,500 MMBtu per day in 2003. The result served to increase actual cash available in 2001. SFAS 133 treatment requires the amortization of non-cash charges equal to the mark-to-market value of the hedge as it existed before the restructure. In this case, a non-cash loss that must be recognized over the life of the hedge before it was restructured. This procedure resulted in a non-cash loss of $565,659 in the first quarter. It will also result in $5,530,852 in additional non-cash charges against income over the final three quarters of 2001. Non-cash credits to income will be recognized over the life of the collar as restructured, that is in the period February 2001 through December 2003. The net result will be net non-cash charges that serve to reduce income in 2001, and which serve to increase income in 2002 and 2003, as the collar is settled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis reviews Esenjay Exploration, Inc.'s operations for the three month periods ended March 31, 2001 and 2000 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

OVERVIEW

         A summary of the impact of the successful efforts accounting method as it relates to the Acquisitions and a survey of the Company's history are as follows:

         SUCCESSFUL EFFORTS ACCOUNTING AND RELATED MATTERS. The Company utilizes the successful efforts method of accounting. Under this method it expenses its exploratory dry hole costs and the field acquisition costs of 3-D seismic data as incurred. The undeveloped properties, which were acquired pursuant to the Acquisitions, were comprised primarily of interests in unproven 3-D seismic based projects, and were recorded in May of 1998 at an independently estimated fair market value of $54.2 million as determined by Cornerstone Ventures, L.P., a Houston, Texas based investment banking firm. Pursuant to the successful efforts method of accounting, the Company is amortizing such initial costs of unproved properties on a straight-line basis over a period not to exceed forty-eight months, as well as recognizing property specific impairments. As of March 31, 2001 the unamortized balance was $4,071,700. In the first quarter of 2001 this amortization resulted in a $940,000 expense. Hence significant non-cash charges primarily related to the accounting treatment of the Company's unproven properties have depressed reported earnings of the Company and will continue to do so in 2001; however, the non-cash charges will not affect cash flows provided by operating activities nor the ultimate realized value of the Company's natural gas and oil properties. The amortization of properties acquired pursuant to the Acquisitions will conclude not later than May of 2002.

         As a result of the tax rules applicable to the Acquisitions, the Company will likely not be able to fully use that portion of its existing net operating loss carry forward attributable to periods prior to May of 1998 in the future.

         EFFECTS OF SFAS 133. In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued. The Company adopted SFAS 133 effective January 1, 2000. SFAS 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, liability or firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

         In accordance with the transition provisions of SFAS 133 as of January 1, 2001, the Company recorded a cumulative-effect type adjustment of ($14,909,492). As of March 31, 2001, the recorded cumulative-effect type adjustment was ($7,282,519) in OCI to recognize the fair value of all derivatives that are designated as cash-flow hedges. This adjustment will change from period to period, either up or down, in relation to commodity market prices as compared to the Company's derivative instruments in place at such time. As a result of the implementation of SFAS 133, the Company also recorded a non-cash loss on the settlement of derivative instruments in the first quarter of 2001. The non-cash loss of $565,649 in 2001 resulted from the required accounting treatment applicable to the restructuring of a natural gas hedge at $2.45 per MMBtu on January 25, 2001. The restructured portion of the hedge covered 5,000 MMBtu per day of natural gas from February 2001 through December 2001. The $2.45 per MMBtu hedge was restructured as a collar with a $3.25 put or floor and a $4.00 call or cap on volumes ranging from 7,500 to 8,000 MMBtu per day in 2001, 8,500 to 7,000 MMBtu per day in 2002 and volumes of 4,500 MMBtu per day in 2003. The result served to increase actual cash available in 2001. SFAS 133 treatment requires the amortization of non-cash charges equal to the mark-to-market value of the hedge as it existed before the restructure. In this case, a non-cash loss that must be recognized over the life of the hedge before it was restructured. This procedure resulted in a non-cash loss of $565,659 in the first quarter. It will also result in $5,530,852 in additional non-cash charges against income over the final three quarters of 2001. Non-cash credits to income will be recognized over the life of the collar as restructured, that is in the period February 2001 through December 2003. The net result will be net non-cash charges that serve to reduce income in 2001, and which serve to increase income in 2002 and 2003, as the collar is settled.

         SUMMARY OF HISTORICAL DEVELOPMENTS - INCEPTION THROUGH DECEMBER 31, 2000. Prior to May of 1998 the Company operated on a much smaller scale. A negotiation process led to the Company entering into the Acquisition Agreement among the Company, EPC, and Aspect. This Acquisition Agreement required approval of the shareholders of the Company. At a special meeting of shareholders held on May 14, 1998 the shareholders approved the Acquisition Agreement, a recapitalization of the Company pursuant to which each outstanding share of common stock would convert into one-sixth (1/6) of a share of new common stock (the "Reverse Split"), a plan and agreement of merger pursuant to which the Company would reincorporate in the state of Delaware and would change its name to Esenjay Exploration, Inc. (the "Reincorporation"), and the election of seven directors. Immediately after the shareholders meeting, the Company closed the transactions provided for in the Acquisition Agreement, implemented the Reverse Split, and completed the Reincorporation. The result of the foregoing is that the Company conveyed a substantial majority of its Common Stock to acquire an array of significant technology enhanced natural gas oriented exploration projects. The Company believed the Acquisitions would facilitate expanded access to capital markets due to the value and diversity of its exploration project portfolio. The Company also believes the transactions significantly enhanced the Company's management team.

         As a result of the above-described acquisitions and restructuring, the Company believed it was, and believes it continues to be, positioned for a period of significant exploration activity on its technology enhanced projects. Many of the projects had reached the drilling stage. In many instances the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation, required several years and the investment of significant capital. Management believes the acquisition of projects at this advanced stage has not only reduced the drilling risk, but also positioned the Company to consistently drill on a broad array of exploration prospects for years to come.

         The Company ended 1999 having gone from nominal third quarter 1998 gas and oil revenues of approximately $35,000 per month and large operating cash flow deficits to a company which averaged $1,815,637 per month in net oil and gas revenues in the fourth quarter of 1999. The increasing revenue allowed the Company to achieve positive operating cash flow (before capital expenditures, and before the costs of acquisition of new 3-D seismic data, and changes in working capital) in the third quarter of 1999.

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

         Additional historical information and highlights are set forth in the Company's Form 10-KSB for the year ended December 31, 2000.

         OVERVIEW OF 2001 ACTIVITIES. The Company believes it entered 2001 in a position to continue to expand its production and reserves via exploration activities on its technology-enhanced projects. By utilizing the increased capital available to it from operating cash flow, financings and industry partner transactions, the Company intends to pursue an aggressive exploration budget in its major trends of activity. The Company's net daily production averaged 360 barrels of oil per day and 16,229 Mcf natural gas per day in the first quarter of 2001. Production increased in April of 2001 as the Runnells #3 production rates increased and net daily production averaged approximately 400 barrels of oil per day and 19,400 Mcf of natural gas per day. Recent increases in production rates have brought the Company's current net production to over 23 MMCFE per day as of May 2001.

         Subsequent to December 31, 2000, the Company reset its credit facility with Deutsche Bank AG, New York Branch. Availability pursuant to the facility was increased to $29 million with a borrowing base adjustment scheduled for the end of the second quarter of 2001. The facility is divided into two tranches. Tranche A is a revolving credit facility with $20 million available of which $18,250,000 was outstanding on May 4, 2001. No principal amortization is required on Tranche A in 2001. Tranche B was a $9 million loan that amortizes in four equal principal payments beginning April 30, 2001. Subsequent to March 31, 2001, $2,250,000 of principal was repaid on Tranche B, leaving a net balance of $6,750,000 outstanding as of May 4, 2001. As a result of its current operating cash flow combined with available credit and the proceeds of anticipated sales of select Exploration Project interests to industry partners, the Company believes it is positioned to substantially fund its 2001 drilling and exploration activities, the results of which are intended to continue the upward trends of increasing cash flow and reserves. The Company will look to a variety of sources in addition to operating cash flow to further supplement its capital expenditures budget, including its credit facilities and sales of additional promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects.

         In the quarter ended March 31, 2001, the Company incurred approximately $5,500,000 in new year 2001 drilling and completion expenditures and $1,361,000 in new year 2001 land and seismic costs. In the quarter, the Company participated in 14 new wells that reached total depth and were logged during the quarter. Of these 14 wells, five were dry holes, eight were producing, and one was scheduled to commence production upon completion and pipeline connections. Since March 31, 2001 and through May 1, 2001, it participated in six additional wells that reached total depth and were logged, of which one was a dry hole, four are being completed and one was producing. As of May 1, 2001, there were three additional wells drilling. Included in 2001 drilling is the Company's Hammon &

Anderson #2 well, which was the discovery well of the Hordes Creek Field. The Company has recently established production from this well at rates over 10 MMCFGD. It has a 28.5% working interest in the well and intends to commence delineation drilling in the field in May of 2001. Also included in 2001 drilling is the Company's Runnells #5 well, which is the first delineation well on the Company's Grand Slam Field. This well, as of May 16, 2001, has logged pay zones that confirm and extend the Grand Slam Field through a depth of 14,520 feet. The Runnells #5 is intended to be a 16,000-foot well to test sands that were deeper than the total depth of the discovery well, the Runnells #3, which was announced in the fourth quarter of 2000. The Company has announced that the drilling well incurred a blowout due to a surface equipment failure that has now been controlled. Downhole logs and diagnostic tests are to be conducted to determine whether any unknown damage occurred downhole. In the possible event the wellbore is not usable, another well will be drilled that would be funded by insurance coverage.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company during the periods indicated:

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31
                                                                        2001             2000
                                                                    ----------       -----------
PRODUCTION:
     Gas (Mcf).................................................      1,460,582        1,445,700
     Oil and condensate (Bbls).................................         32,414           46,600
     Total equivalent (Mcfe)...................................      1,655,066        1,725,300
AVERAGE SALES PRICE:(1)
     Gas (per Mcf).............................................     $     7.63       $     2.76
     Oil and condensate (per Bbl)..............................     $    31.22       $    27.31
AVERAGE EXPENSES (PER MCFE):
     Average production expenses and taxes.....................     $     0.84       $     0.29


(1) Including the effects of hedging activities, the average gas and oil sales price was $4.81/mcf and $25.81/bbl for the three months ended March 31, 2001 and $2.64/mcf and $24.86/bbl for the three months ended March 31, 2000.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 WITH THREE MONTHS ENDED MARCH 31, 2000

         REVENUES. Total revenues decreased 14% from $9,616,716 for the first quarter of 2000 to $8,290,115 for the first quarter of 2001. The net decrease was the result of increases in gas and oil revenues being offset by decreases in other categories. The primary increase was due to increased natural gas prices. Revenue increases were partially offset by a substantial increase in loss on commodity transactions. The primary factor causing a decrease in total revenues is the substantial reduction in gain on sale of assets in the first quarter of 2001.

         GAS AND OIL REVENUES. Total gas and oil revenues increased from $5,264,653 for the first quarter of 2000 to $12,155,191 for the first quarter of 2001. This resulted in a 131% increase to gas and oil revenue. The increase is primarily attributable to increased natural gas prices and, late in the quarter, to increased rates of production.

         REALIZED LOSS ON COMMODITY TRANSACTIONS. In the first quarter of 2001, the Company realized a loss of $3,845,007 on commodity transactions, as contrasted with a $293,994 loss in the first quarter of 2000. This increased loss is primarily the result of natural gas prices exceeding the 2001 hedges in place by greater amounts than in 2000.

         LOSS ON SETTLEMENT OF DERIVATIVE INSTRUMENTS. The non-cash loss on settlement of derivative instruments is incurred as a result of the implementation of SFAS 133 on January 1, 2001. There was no comparable entry in 2000. The non-cash loss of $565,649 in 2001 resulted from the required accounting treatment applicable to the restructuring of a natural gas hedge at $2.45 per MMBtu on January 25, 2001. The restructured portion of the hedge covered 5,000 MMBtu per day of natural gas from February 2001 through December 2001. The $2.45 per MMBtu hedge was restructured as a collar with a $3.25 put or floor and a $4.00 call or cap on volumes ranging from 7,500 to 8,000 MMBtu per day in 2001, 8,500 to 7,000 MMBtu per day in 2002 and volumes of 4,500 MMBtu per day in 2003. The result served to increase actual cash available in 2001. SFAS 133 treatment requires the amortization of non-cash charges equal to the mark-to-market value of the hedge as it existed before the restructure. In this case, a non-cash loss will be recognized over the life of the hedge before it was restructured. This procedure resulted in a non-cash loss of $565,659 in the first quarter. It will also result in $5,530,852 in additional non-cash charges against income over the final three quarters of 2001. Non-cash credits to income will be recognized over the life of the collar as restructured, that is in the period February 2001 through December 2003. The net result will be net non-cash charges that serve to reduce income in 2001, and which serve to increase income in 2002 and 2003.

         GAIN ON SALE OF ASSETS. The gain on sale of assets of $4,489,903 in the first quarter of 2000 was primarily attributable to the sale in the quarter of interests in the Company's Raymondville Project. There was no comparable transaction in 2001 and as a result gain on sale of assets decreased to $447,730.

         OPERATING FEES. The decrease in revenue from operating fees from $124,968 in the first quarter of 2000 to $94,682 in the first quarter of 2001 is the result of ordinary variances in the timing of operations. The result was a 24% decrease in revenues from this category.

         OTHER REVENUES. Other revenues in the first quarter of the years 2000 and 2001 were nominal.

         COSTS AND EXPENSES. Total costs and expenses increased from $6,875,500 in the first quarter of 2000 to $7,642,809 in the first quarter of 2001. This 11% increase is the result of changes in the categories as discussed below.

         LEASE OPERATING EXPENSES. Lease operating expenses for the period increased 82% from $274,183 in the first quarter of 2000 to $499,054 in the first quarter of 2001. This was due to an increase in the number of wells producing as well as the Company's working interest in such wells.

         PRODUCTION TAXES. Production taxes increased 300% from $224,344 in the first quarter of 2000 to $897,180 in the first quarter of 2001. The increases are a direct result of increased sales from the company's gas and oil properties.

         DEPLETION, DEPRECIATION AND AMORTIZATION. "DD&A" increased 29% from $1,856,723 in the first quarter of 2000 to $2,403,149 in the first quarter of 2001. This was attributable to the changes in the composition of the properties subject to depletion since the end of the first quarter of 2000.

         AMORTIZATION OF UNPROVED PROPERTIES. Amortization of unproved properties decreased from $1,440,800 in the first quarter of 2000 to $940,000 in the first quarter of 2001. The Company has amortized the undeveloped and unevaluated value of the properties acquired pursuant to the Acquisition Agreement between the Company, EPC, and Aspect over a period not to exceed 48 months. The amounts are amortized until the applicable properties are moved into the proven property base or reduced to zero by amortization or impairment. Since the first quarter of 1999, the amortization pool has decreased due to certain properties being moved into the proven property base, and further decreased by the sale of certain unproven, undeveloped project interest to industry partners. As a result, the amortization pool is a lower amount which has resulted in the lower amortization for the first quarter of 2001. As of March 31, 2001, $4,071,700 remained in this amortization pool. Also see Overview-Successful Efforts Accounting and Related Matters.

         EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL. Exploration costs - geological and geophysical decreased 77% from $218,105 in the first quarter of 2000 to $50,230 in the first quarter of 2001. These exploration costs reflect the topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. Such changes in costs for the first quarter of 2001 as contrasted with the first quarter of 2000 are primarily due to normal variances in the timing and acquisition of new 3-D seismic field surveys.

         EXPLORATION COSTS - DRY HOLE. Exploration - dry hole costs decreased from $1,134,392 in the first quarter of 2000 to $681,150 in the first quarter of 2001. This 40% decrease was attributable to an increased success rate in 2001 and to normal variances in drilling activity.

         INTEREST EXPENSE. Interest expense increased 5% from $323,044 in the first quarter of 2000 to $338,275 in the first quarter of 2001. The increase was primarily attributable to the Company's higher level of long-term debt as contrasted with the first quarter of 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 29% from $1,360,733 in the first quarter of 2000 to $1,749,954 in the first quarter of 2001. These cost increases were primarily attributable to the Company's active drilling program combined with its efforts to expand its project inventory. In addition, the Company incurred increased costs in its land and accounting departments attributable to systems conversions and enhancements, and to increased personnel costs. Although first quarter
2001 was 29% higher than first quarter 2000, it is generally level with the 2000 quarterly average of $1,796,905.

         OTHER EXPENSE. Other expense increased 94%. This increase was primarily attributable to certain costs related to marketing of natural gas and oil.

         NET INCOME PER COMMON SHARE. Net income per common share decreased from a net income of $.15 per share for the first quarter of 2000 to $.03 per share for the first quarter of 2001.

KNOWN AND ANTICIPATED TRENDS, CONTINGENCIES AND DEVELOPMENTS IMPACTING FUTURE OPERATING RESULTS.

         The Company's future operating results will continue to be substantially dependent upon the success of the Company's efforts to develop the projects acquired in the Acquisitions and thereafter.

         Management continues to believe these projects represent the most promising prospects in the Company's history. Production from wells drilled from 1998 through the present on projects acquired pursuant to the Acquisitions continue to substantially increase the Company's revenues. Conversely, the capital expenditures planned in 2001 will continue to require substantial outlays of capital to explore, develop and produce. The Company believes the field delineation and development drilling which will comprise a significant portion of its 2001 capital expenditures plan enhance the likelihood of significant increases in its net daily production throughout 2001. Until cash flow from such activity is achieved, the Company will likely experience diminishing liquidity due to its aggressive drilling and completion activities coupled with amortization of Tranche B of its credit facility.

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

         The Company entered 2001 having gone from nominal second quarter 1998 gas and oil production revenues of approximately $35,000 per month and large operating cash flow deficits to a company which averaged over $4,000,000 per month in gas and oil revenues in the first quarter of 2001. Gas and oil production is expected to continue to increase as new gas and oil production from wells drilled in 2000 and 2001 continues to come on line. Additional success in 2001 on wells currently drilling would continue the trend of increasing production. This should allow the Company to achieve steadily increasing operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandate to be expensed rather than capitalized). These increases could be limited to the extent offset by decreases in the sales price of gas or oil produced.

         The Company ended the first quarter with a deficit working capital of approximately $4.69 million. Of this amount $9.0 million was represented by the current portion of its long term debt. The credit facility with Deutsche Bank continues in two tranches; as of May 4, 2001, $18,250,000 was outstanding under Tranche A out of $20 million that was available. Tranche B has been paid down to $6.75 million, which is the available amount. Tranche A is a revolving facility with no required principal payments until 2002, at which time it converts into a 60-month term loan. Tranche B commenced amortization in the second quarter of 2001, and the principal is being amortized at a rate of $2.25 million per quarter until fully repaid. Both loans are at a varied interest rate utilizing either Deutsche Bank's alternative interest rate or the London interbank rate plus 2% for both Tranche A and Tranche B. The facility is secured by a mortgage on most proven properties currently owned by the Company. In addition, the Company has a negative pledge and an agreement to mortgage any of the Company's unproven projects or properties at the demand of the bank. In addition to the foregoing, Deutsche Bank AG received a 1.5% overriding royalty interest, proportionately reduced to the Company's net interest, on the gas and oil properties classified as proven as of the date of initial closing on January 24, 2000, and an agreement that the Company would convey to the bank a 1.5% overriding royalty interest, proportionately reduced to the Company's net interest, on future proven wells on the date any such future wells are logged, for as long as funds are outstanding pursuant to Tranche B. In the event the Tranche B loans are repaid in full prior to April 30, 2002, the Company may redeem the overriding royalty interests conveyed to Deutsche Bank AG for an amount equal to (a) an amount which, when added to the interest paid to Deutsche Bank AG, plus revenues received by Deutsche Bank AG from the overriding royalties conveyed to Deutsche Bank AG, would provide to Deutsche Bank AG an internal rate of return of approximately 15%, plus (b) 60% of the then remaining present value of the overriding royalties to be redeemed after subtracting the amount calculated in (a) above. In addition, Deutsche Bank also received on January 24, 2000 a five-year warrant to purchase 250,000 shares of the Company's common stock at a price equal to $1.50 per share. The Company expects further increases in the Tranche A borrowing base in the event its proven oil and gas reserves continue to grow. Its 2001 business plan calls for a reduced need for additional credit in 2001 as contrasted with 2000 increases. As such, certain of the growth anticipated in Tranche A of the facility during 2001 and 2002 is intended to be used to amortize the Tranche B debt prior to April 30, 2002. This plan would allow for most of the Company's operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs) to be utilized to fund the Company's capital budget in 2001.

         Pursuant to the Company's credit agreement with Deutsche Bank, it has certain covenants regarding current interest coverage ratios and other covenants regarding which it is expected to be in compliance at the end of each quarter. Although the Company believes it can be in compliance with these covenants in the year 2001, there can be no assurance that it will be in compliance. In the event it is not in compliance, the Company will be required to seek waivers of said covenants or would be required to seek alternative financing arrangements. Effective January 1, 2001, Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" became effective. As of March 31, 2001, the effect was a balance sheet charge named Other Comprehensive Income ("OCI"), which reduced total equity by an amount equal to $7,282,519. OCI will likely materially increase or decrease from period to period for the Company based upon then current market prices of natural gas and oil. The Company has a covenant with Deutsche Bank that its tangible net worth will equal or exceed, at all times, $20,000,000. As a result of the OCI entry, the Company was not in compliance with said covenant at March 31, 2001. The bank waived non-compliance as of March 31. The Company has requested that Deutsche Bank exclude the effect of OCI, and the effect of other non-cash charges resulting from this change in accounting standard, from the compliance calculation. Deutsche Bank has advised the Company that it intends to complete appropriate amendments to the covenant to negate the effect of such charges on compliance. It has further advised that it currently intends to waive any default solely caused by the effect of SFAS 133 until such time as the covenant may be amended. In the event this is not done, the Company would likely not be in compliance during parts of 2001.

         The Company historically has addressed its long-term liquidity needs through the issuance of debt and equity securities, through bank credit and other credit facilities, sales of project interests to industry partners and with cash provided by operating activities. Its major obligations as of May 2001, consisted principally of (i) servicing loans under the credit facilities with Deutsche Bank and other loans, (ii) funding of the Company's exploration activities, and (iii) funding of the day-to-day operating costs.

         The Company has an ambitious capital expenditure plan for 2001, which includes approximately $26 million in drilling, completion, land and seismic costs for the year. Approximately $6,900,000 of said amount was expended in the first quarter. Cash on hand, cash available pursuant to the Deutsche Bank credit facility, and cash flow from operations will contribute significantly to said budgets. These funds will be supplemented including the sale of project interests to industry partners for the purpose of managing exposure to individual wells and/or to increase available cash.

         The Company expects to fund a substantial portion of its 2001 capital budget from its cash flow from operations. Recent increases in its daily net production have combined with the industry-wide increases in natural gas prices to significantly increase Company revenues. It anticipates continued increases in its 2001 net production due to continued drilling, in particular the addition of delineation and development wells to its drilling plan. These include wells planned in relation to its Runnells #3 discovery of the Grand Slam Field and its Pereira Children Trust #2 discovery (recently renamed the Hammon & Anderson #2 well) of the Hordes Creek Field, which represent a lower risk profile and are at locations where the production infrastructure is already installed at adjacent locations. The lower risk profile enhances the likelihood of success and the infrastructure decreases the time to market. The Company expects this delineation and development drilling activity, combined with its ongoing exploratory drilling program, to lead to increased net daily production throughout 2001. This, in turn, would lead to increased capital resources throughout the year. Until such resources materialize, the Company may look to supplement its cash resources with increased sales to industry partners, increased debt or other sources in order to maintain its pace of drilling activity. In the event net daily production does not increase, or lower product prices offset the potential revenue from greater production, or both, the Company would be more dependent upon sales of project interests to industry partners or credit facilities to support its capital budget. If such sources were not available, the capital budget would then have to be adjusted.

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

         The Company currently has 5,000 MMBtu/day of natural gas production hedged at $4.01/MMBtu for the second, third and fourth quarters of 2001. It also has 7,900 MMBtu/day of second quarter 2001 natural gas production and 8,000 MMBtu/day of third and fourth quarter 2001 natural gas production covered by a collar with a $3.25 floor and a $4.00 cap. Oil production hedged at $21.03/barrel totals 168 barrels per day, 161 barrels per day and 154 barrels per day in the second, third and fourth quarters, respectively, of 2001. It also has a collar position in place on natural gas production in 2002 and 2003 covering volumes that range from 7,000 MMBtu/day to 8,500 MMBtu/day in 2002 and volumes of 4,500 MMBtu/day in 2003, which position is at a $3.25 floor and a $4.00 cap. As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas and oil production through December of 2003. First quarter 2001 hedges in place were equal to approximately 75% of the Company's natural gas production and 49% of its oil production for such quarter. Future percentages will vary.

         WORKING CAPITAL. At March 31, 2001, the Company had a cash balance of $756,854, total current assets of $20,740,615, and total current liabilities of $25,431,417. This resulted in a working capital deficit of $4,690,802. Were the current portion of long term debt due to Deutsche Bank AG not included in current liabilities, there would have been a working capital surplus of $4,309,198. The current portion of long term debt at March 31, 2001 was comprised of $9,000,000 of Tranche B debt due to Deutsche Bank within one year. The Company repaid a $2,250,000 Tranche B principal obligation in the second quarter of 2001 with an advance under Tranche A. Given an expected mid-year increase in Tranche A availability, third and fourth quarter Tranche B obligations would be satisfied in the same manner. In the event such Tranche A increases are not available, the Company would likely have to delay exploration activities or sell additional interests in Exploration Projects to industry partners. The Company expects its trend of increasing gas and oil revenues will continue the growth in revenues in excess of the ongoing costs of operations, which may also enhance the Company's working capital position. The net working capital can be negatively effected by the Company's continuing aggressive capital expenditures program on its exploration projects or by decreases in natural gas or oil prices. The Company's current pace of drilling in 2001 combined with the amortization of Tranche B of the Deutsche Bank credit facility has served to diminish its liquidity. It expects working capital to decline in the second quarter. To the extent a working capital shortfall develops due to capital expenditures exceeding available cash, including cash generated from operations, it could be addressed with cash proceeds from sales of interests in Exploration Projects to industry partners or by adjustments to the capital budget, or by other sources of capital believed available.

         SUMMARY. The Company believes it is positioned to continue to continue to aggressively pursue its exploration activity on its technology-enhanced projects. Many of the projects have reached the drilling stage. In addition, two recent discoveries provide significant opportunities to drill field delineation wells in 2001. The first of these, the Runnells #5 well has been drilled and logged to a depth of 14,520 feet. This has resulted in an extension and further delineation of the Grand Slam Field announced in the fourth quarter of 2000. The Runnells #5 is intended to drill to 16,000 feet in order to explore deeper sands not penetrated by the discovery well. The well suffered a blowout caused during drilling operations by a surface equipment failure that has now been controlled. Downhole tests are to be conducted to determine if there is unknown wellbore damage. In the event any such potential damage precludes use of the wellbore, the Company believes insurance would cover any necessary redrilling costs. The second recent discovery is the Company's Hordes Creek Field, which was discovered in the first quarter of 2001 by the Hamman & Anderson #2 well (formerly called the Pereira Children's Trust #2 well). Delineation drilling on this field is to commence in May of 2001. Successful delineation wells can create additional developmental drilling opportunities that can allow for continuous expansion of the company's monthly net gas and oil production in a more predictable manner than during 2000 when there was a greater concentration of higher risk exploratory drilling. In 2001 the Company plans to expand its delineation and developmental drilling while continuing its aggressive exploratory drilling program on high potential geologic features. The Company controls an array of Exploration Projects regarding which the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation has been completed. Management believes that its mix of delineation, development and exploratory drilling positions it for dramatic growth in its proven natural gas and oil reserves in 2001.

         The Company expects to fund significant portions of its $26 million year 2001 exploration budget from operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs). In the first quarter, it incurred approximately $6,900,000 in capital expenditures. In order to continue this pace of drilling it may in the short run be more aggressive in pursuit of sales of interests in its Exploration Projects or the use of potential sources of credit. Its capital budget will be funded from anticipated cash flow and credit facilities, and supplemented with proceeds from selected sales of interests in its Exploration Projects to industry partners. The Company will utilize a variety of sources to fund its continuing capital expenditures budget including operating cash flow, currently available credit facilities and certain sales of promoted project interests to industry partners and potential other sources as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company currently has no action filed against it other than ordinary routine litigation.

ITEM 2.  CHANGES IN SECURITIES.

     In the quarter ended March 31, 2001 and in the second quarter through May 1, 2001, the Company has issued 9,285 and 2,870 shares, respectively, of its common stock pursuant to its employees' 401-K plan. The shares represent the employer's pro rata match of employee contributions. In addition, 12,936 shares were issued in the first quarter and 5,245 in the second quarter through May 1, 2001 pursuant to employees exercising vested stock options. Also, 85,022 shares of common stock were issued in the second quarter of 2001 through May 1, 2001, in partial payment of employee bonuses declared based upon 2000 exploration results.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no such matters submitted in the first quarter of 2001.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits
               (11)     Computation of Earnings Per Common Share

         (b)   Reports on Form 8-K
               Reports on Form 8-K filed January 22, 2001 and February 2, 2001 are incorporated by reference.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                     ESENJAY EXPLORATION, INC.



Date:   May 18, 2001             By: /s/ MICHAEL E. JOHNSON
                                    --------------------------------------------
                                     MICHAEL E. JOHNSON, President,
                                     Chief Executive Officer and Director


Date:   May 18, 2001             By: /s/ DAVID B. CHRISTOFFERSON
                                    --------------------------------------------
                                     DAVID B. CHRISTOFFERSON,
                                     Senior Vice President, General Counsel,
                                     Chief Financial Officer


Date:   May 18, 2001             By: /s/ BARRY L. CROMEANS
                                     -------------------------------------------
                                     BARRY L. CROMEANS
                                     Controller and Principal Accounting Officer