Form 10QSB
period 2001-06-30
ESENJAY EXPLORATION INC
filed 2001-08-14
CIK 901611

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


   [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 2001

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

                                                                 Yes [X]  No [ ]

      19,082,715 shares as the registrant's common stock were outstanding as of August 1, 2001.

      Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]


--------------------------------------------------------------------------------

                            ESENJAY EXPLORATION, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX


                                                                           PAGE
PART  I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements - General Information........................3
         Condensed Consolidated Balance Sheets as of
            June 30, 2001 (unaudited) and December 31, 2000................4
         Condensed Consolidated Statements of Operations for
            the three  months  and six months ended
            June 30, 2001 and 2000 (unaudited).............................5
         Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 2001
            and 2000 (unaudited)...........................................6
          Notes to Condensed Consolidated Financial Statements (unaudited).7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................11


PART II. OTHER INFORMATION................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL

      The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2001 and 2000.

      Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and the related notes thereto included in Form 10-KSB as filed with the SEC.

                            ESENJAY EXPLORATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,         DECEMBER 31,
                  ASSETS                                                         2001               2000
                                                                             ------------       ------------
                                                                             (unaudited)
Current assets:
      Cash and cash equivalents ........................................     $  2,225,345       $  3,002,700
      Accounts receivable, net of allowance for doubtful
         accounts of $483,509 at June 30, 2001 and $445,872
         December 31, 2000 .............................................       10,074,435          8,124,026
      Accounts receivable oil and gas sales ............................        8,679,768          6,135,807
      Accounts receivable from affiliates ..............................           59,539            124,268
      Inventory ........................................................        1,779,667                  0
      Prepaid expenses and other .......................................        4,179,040          2,183,093
                                                                             ------------       ------------
                Total current assets ...................................       26,997,794         19,569,894


Property and equipment, successful efforts method of accounting ........       92,651,756         81,977,022
Less accumulated depletion, depreciation
      and amortization .................................................      (46,995,910)       (40,087,050)
                                                                             ------------       ------------
                                                                               45,665,846         41,889,972
Other assets ...........................................................          878,752            903,208
                                                                             ------------       ------------
                Total assets ...........................................     $ 73,532,392       $ 62,363,074
                                                                             ============       ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable .................................................     $ 11,369,508       $  6,450,723
      Accounts payable to affiliate ....................................          269,835            269,835
      Revenue distribution payable .....................................        6,852,675          6,101,354
      Current portion of long-term debt ................................        7,662,500          6,750,000
      Accrued, deferred and other liabilities ..........................        5,034,681          4,687,855
                                                                             ------------       ------------
                Total current liabilities ..............................       31,189,199         24,259,767

Derivative liability ...................................................             --                 --
Long-term debt .........................................................       17,337,499         13,591,782
                                                                             ------------       ------------
                Total liabilities ......................................       48,526,698         37,851,549

Stockholders' equity:
      Common stock:
          Class A common stock, $.01 par value; 40,000,000
          shares authorized; and 19,076,306 and 18,958,477
          outstanding at June 30, 2001 and December 31, 2000,
          respectively .................................................          190,763            189,585
      Additional paid-in capital .......................................       85,213,542         84,699,705
      Stock subscription receivable ....................................          (58,560)          (106,060)
      Other comprehensive income .......................................        1,938,952               --
      Accumulated deficit ..............................................      (62,279,003)       (60,271,705)
                                                                             ------------       ------------
                Total stockholders' equity .............................       25,005,694         24,511,525
                                                                             ------------       ------------
                Total liabilities and stockholders' equity .............     $ 73,532,392       $ 62,363,074
                                                                             ============       ============


   The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                 2001              2000              2001              2000
                                                             ------------      ------------      ------------      ------------
Revenues:
      Gas and oil revenues ...............................   $  8,672,867      $  5,655,952      $ 20,828,058      $ 10,920,605
      Realized loss on commodity transactions ............       (840,101)       (1,011,184)       (4,685,108)       (1,305,178)
      Loss on settlement of derivative instruments .......     (1,356,238)             --          (1,921,887)             --
      Gain on sale of assets .............................        179,806         3,666,815           627,536         8,156,718
      Operating fees .....................................        248,587           100,510           343,269           225,478
      Other revenues .....................................         17,482            20,743            20,650            51,929
                                                             ------------      ------------      ------------      ------------
           Total revenues ................................      6,922,403         8,432,836        15,212,518        18,049,552
                                                             ------------      ------------      ------------      ------------

Costs and expenses:
      Lease operating expense ............................        883,208           203,237         1,382,262           477,420
      Production taxes ...................................        610,613           574,690         1,507,793           799,034
      Depletion, depreciation and amortization ...........      2,941,763         2,556,386         5,344,912         4,413,109
      Amortization of unproved properties ................        768,300         1,440,800         1,708,300         2,881,600
      Impairment of assets ...............................        637,613            41,989           637,613            41,989
      Exploration costs - geological and geophysical .....         35,017         1,493,002            85,247         1,711,107
      Exploration costs - dry hole .......................        609,580         1,790,268         1,290,730         2,924,660
      Interest expense ...................................        530,149           237,591           868,424           560,635
      General and administrative expense .................      2,485,076         2,253,425         4,235,031         3,497,621
      Other expenses .....................................         75,688            43,756           159,504           203,470
                                                             ------------      ------------      ------------      ------------
           Total costs and expenses ......................      9,577,007        10,635,144        17,219,816        17,510,645
                                                             ------------      ------------      ------------      ------------

Income (loss) before provision for income taxes ..........     (2,654,604)       (2,202,308)       (2,007,298)          538,907

Benefit (provision) for income taxes .....................             --                --                --                --
                                                             ------------      ------------      ------------      ------------
Net income (loss) applicable to common stockholders ......   $ (2,654,604)     $ (2,202,308)     $ (2,007,298)     $    538,907
                                                             ============      ============      ============      ============
Net income (loss) per common and common
  equivalent share - basic ...............................   $      (0.14)     $      (0.12)     $      (0.11)     $       0.03
                                                             ============      ============      ============      ============
Net income (loss) per common and common
  equivalent share - diluted .............................   $      (0.14)     $      (0.12)     $      (0.11)     $       0.03
                                                             ============      ============      ============      ============
Weighted average number of common shares
  outstanding - basic ( in thousands) ....................         19,049            18,865            19,005            18,854
                                                             ============      ============      ============      ============
Weighted average number of common shares
  outstanding - diluted ( in thousands) ..................         19,049            18,865            19,005            19,756
                                                             ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months Ended June 30,
                                                                             -------------------------------
                                                                                 2001               2000
                                                                             ------------       ------------
Cash flows from operating activities:
      Net income (loss) .................................................    $ (2,007,298)      $    538,907
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
      Depletion, depreciation and amortization ..........................       5,344,912          4,319,827
      Amortization of unproven property .................................       1,708,300          2,881,600
      Gain on sale of assets ............................................        (627,536)        (8,156,718)
      Impairment of assets...............................................         637,613                 --
      Amortization of financing costs and warrants ......................            --               93,282
      Loss on settlement of derivative instruments ......................       1,921,887                 --
      Exploration costs - dry hole ......................................       1,290,730          2,924,660
      Changes in operating assets and liabilities:
           Trade and affiliate receivables ..............................      (4,429,641)        (5,474,044)
           Prepaid expenses and other ...................................      (3,775,614)         3,244,928
           Other assets .................................................          24,456            (65,632)
           Accounts payable .............................................       4,918,785          5,528,299
           Revenue distribution payable .................................         751,321         (1,146,213)
           Trade and affiliate payable ..................................              --         (1,895,214)
           Accrued, deferred and other liabilities ......................         346,826         (4,722,779)
                                                                             ------------       ------------
      Net cash provided by (used in) operating activities ...............       6,104,741         (1,929,097)
                                                                             ------------       ------------
Cash flows from investing activities:
      Capital expenditures - gas and oil properties .....................     (13,074,617)        (9,369,980)
      Capital expenditures - other property and equipment ...............        (154,979)          (108,230)
      Proceeds from sale of assets ......................................       1,117,788         12,193,207
                                                                             ------------       ------------
           Net cash provided by (used in) investing activities ..........     (12,111,808)         2,714,997
                                                                             ------------       ------------
Cash flows from financing activities:
      Proceeds from issuance of debt ....................................       6,908,217         19,841,782
      Repayments of long-term debt ......................................      (2,250,000)       (19,663,162)
      Proceeds from exercise of stock options ...........................          79,076                 --
      Payment of stock subscriptions receivable .........................          47,500                 --
      Proceeds from issuance of common stock ............................         444,919            150,726
                                                                             ------------       ------------
           Net cash provided by financing activities ....................       5,229,712            329,346
                                                                             ------------       ------------
      Net increase (decrease) in cash and cash equivalents ..............        (777,355)         1,115,246
Cash and cash equivalents at beginning of period ........................       3,002,700          2,598,047
                                                                             ------------       ------------
Cash and cash equivalents at end of period ..............................    $  2,225,345       $  3,713,293
                                                                             ============       ============
Supplemental disclosure of cash flow information:
      Cash paid for interest ............................................    $  1,022,168       $    495,116
                                                                             ============       ============


Supplemental schedule of non-cash investing and
  financing activities: .................................................                                --
      Initial recognition of derivative liability .......................    $ 14,909,492       $        --
                                                                             ============       ============
      Change in fair value of derivative liability (asset) ..............    $(14,926,557)      $        --
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

                            ESENJAY EXPLORATION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The accompanying unaudited condensed consolidated financial statements of Esenjay Exploration, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year.

      The Company uses the successful efforts method of accounting for gas and oil exploration and development costs. All costs of acquired wells, productive exploratory wells, and development wells are capitalized and depleted by the unit of production method based upon estimated proved developed reserves. Exploratory dry hole costs, geological and geophysical costs, and lease rentals on non-producing leases are expensed as incurred. Gas and oil leasehold acquisition costs are capitalized. Costs of unproved properties are transferred to proved properties when reserves are proved. Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based on expected future cash flows. Unproved properties are periodically assessed for impairment and, if necessary, a loss is recognized. The Company recognized $637,613 impairments for both the three and six-month periods ended June 30, 2001. The Company recognized impairments for both the three and six-month periods ended June 30, 2000 of $41,989.

      In addition, the $54,200,000 fair market value assigned to unproven gas and oil exploration projects contributed by Esenjay Petroleum Corporation ("EPC") and Aspect Resources LLC ("Aspect") pursuant to certain acquisitions of undeveloped exploration projects (the "Acquisitions") which closed on May 14, 1998 is, until such time as the book value of each such project is either drilled and transferred to producing properties or is otherwise evaluated as impaired, are being amortized on a straight-line basis over a period not to exceed forty-eight months. For the three and six month periods ended June 30, 2001, such amortization was $768,300 and $1,708,300, respectively. For the three and six month periods ended June 30, 2000, such amortization was $1,440,800 and $2,881,600, respectively. The remaining balance in this amortization group of unproven properties was $2,562,900 at June 30, 2001.

      A summary of all of the Company's significant accounting policies is presented on page 36 and 37 of its 2000 Form 10KSB filed with the SEC. Users of financial information are encouraged to refer to the footnotes contained therein when reviewing interim financial results. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as further described at Note 5. The effect of the policy will result in material non-cash entries to the balance sheet and income statement of the Company. Other than as described at Note 5, there have been no material changes in the accounting policies followed by the Company during 2001.

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

      On June 29, 2001 Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") was approved by the Financial Accounting Standards Board. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on the Company's consolidated financial position or results of operations.

      On June 29, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142:), was approved by the Financial Accounting Standards Board. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded impact business combinations, will cease upon adoption of this Statement. The Company is required to implement SFAS No. 142 on January 1, 2002. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

2.    LONG-TERM DEBT: (SEE NOTE 6)

      Long-term debt consists of the following:

                                                  JUNE 30,       DECEMBER 31,
                                                    2001             2000
                                                 -----------     -----------
Loan with Deutsche Bank AG, New York
  Branch ("Deutsche Bank"), as further
  described below ...........................    $24,999,999     $20,341,782
                                                 -----------     -----------

Less current portion ........................      7,662,500       6,750,000
                                                 -----------     -----------
                                                 $17,337,499     $13,591,782
                                                 ===========     ===========

      On January 25, 2000, the Company closed a credit facility with Deutsche Bank AG, New York branch. This facility provided for Deutsche Bank to loan up to $29,000,000 to be available in two tranches. As of June 30, 2001, Tranche A was in the amount of $20,000,000, with $20,000,000 established as the current available borrowing base, and Tranche B was fully drawn in the amount of $6,750,000. Tranche A was to mature on January 25, 2002, at which time any remaining unpaid principal will convert to a five-year monthly amortizing term loan. The Tranche B loan was payable interest plus principal in the amount of $2,250,000 per quarter with a final maturity in January of 2002. In addition, the Company must remain in compliance with certain covenants required by Deutsche Bank, including a redetermination of the borrowing base every six months. The company also is required to assign an overriding royalty interest to Deutsche Bank for those wells logged prior to the later of the maturity date of Tranche B or the date the Tranche B Loan is repaid. The Company may repurchase this overriding royalty interest prior to April 30, 2002, if all Tranche B loans are repaid in full.

      On August 13, 2001, the Company closed an amended credit facility with Deutsche Bank. The amended facility provides for the bank to loan up to $40,000,000 in two tranches. Tranche A is in the amended amount of $30,000,000 with $20,000,000 available. Tranche B is in the amount of $10,000,000. The maturity dates were also extended. (See Note 6 - Recent Events).

      As part of the credit agreement, the Company is subject to certain covenants and restrictions, among which are the limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. The covenants regarding financial condition of Company are as follows:


 Tangible Net Worth.............. $20,000,000 plus 50% of net income from inception of the credit agreement to the
                                  date of calculation treated as a single
                                  period.
 Current Ratio................... 1.0 to 1.0 (computed by including unused portion of loan commitments in current
                                  assets and excluding current portion of
                                  long-term debt from current liabilities).
 Debt to Capitalization.......... 0.6 to 1.0
 Interest Coverage Ratio ........ 3.0 to 1.0


      At June 30, 2001 the Company was in compliance with all such covenants.

      The Company has entered into an interest rate swap guaranteeing a fixed Libor rate of 7.075%. The rate the Company pays Deutsche Bank is Libor plus 2%. In addition, Company will pay fees of one-half of one percent (0.5%) on the unused portion of the commitment amount.

3. RELATED PARTY TRANSACTIONS

      The Company's outstanding accounts receivable from employees and affiliates of the Company at June 30, 2001 and December 31, 2000 was $59,539 and $124,268, respectively. The December 31, 2000 and June 30, 2001 balances include net accounts payable due to Aspect in the amounts of $122,506 and $366,409, respectively. The December 31, 2000 balance included a net account receivable due from EPC primarily related to joint interest billings in the amount of $101,199.

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

      On January 25, 2001, the Company restructured its hedging arrangement with Deutsche Bank and as a result, effectively settled the terms of the original hedge. In connection with this settlement and restructuring, the Company valued the original hedge at its fair value on the settlement date at $6,818,598. This fair value will be recognized as a charge against revenues over the terms of the original hedge through December 31, 2001. During the three and six month periods ended June 30, 2001, the Company recognized in earnings $1,908,246 and $3,195,991 of losses, respectively, on hedging activities related to the original hedge settled during January 2001. These losses were partially offset by an unrealized gain on the settled hedge of approximately $530,000 during 2001. In addition, $3,622,607 is included in other comprehensive income related to the remaining unrealized losses associated with the settled hedge as of June 30, 2001.

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

      As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas through December of 2003 and varying quantities of its oil production through December of 2001. Second quarter 2001 hedges are approximately 64% of the Company's natural gas production and 50% of its oil production for such quarter. Future percentages will vary.

      The Company has established a bonus plan based upon year 2000 drilling which pays every employee with the Company in 2000 a bonus primarily based upon oil and gas reserves developed in 2000 as contrasted with the cost to drill and complete the developed wells. The bonus paid to each employee is a percentage of their individual salary paid in 2000. The plan allows the Company, at its discretion, to pay up to one-half of any such bonus in cash and one-half in Company common stock based upon the average closing price over the prior 90 days. Any bonus based upon year 2000 drilling is paid in April of each of the two years subsequent to the bonus plan year. A bonus payment, based upon gas and oil reserves developed in 2000, was paid in April 2001 totaling one-half the total estimated calculated amount. Such bonus was paid to individuals who were employed in 2000 who had not voluntarily left the Company or been discharged for cause prior to April of 2001. Accordingly, the amount paid in 2001 was earned and recognized as an expense in 2001. The payment was based upon actual sales in 2000 from wells developed through year-end 2000, plus the value calculated pursuant to an independent reserve report evaluating the remaining value of the wells developed in 2000 as of December 31, 2000. The total paid was $852,075, one-half in cash and one-half in the form of Company common stock. Reserves developed in 2000 will be re-evaluated as of December 31, 2001 based upon actual sales from the wells developed in 2000 through such date, plus an amount as determined by an independent reserve report for projected production after such date. A second bonus calculation based upon 2000 activity will be determined from the evaluation as of December 31, 2001 of wells developed in 2000. From the final amount so calculated, the bonus paid in April of 2001 will be subtracted. The balance, if any, will be paid as a bonus in April of 2002. To be eligible for any April 2002 bonus payment based upon year 2000 activities, an employee must not have voluntarily left the Company or have been discharged for cause prior to April of 2002. Accordingly, a bonus payment, if any, based upon year 2000 results will be recognized as compensation expense if and when earned and paid in 2002.

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

      In accordance with the transition provisions of SFAS 133 as of January 1, 2001, the Company recorded a cumulative-effect type adjustment of ($14,909,492). As of June 30, 2001, the recorded cumulative effect-type adjustment was $1,938,952 in OCI. This adjustment will change from period to period, either up or down, in relation to commodity market prices as compared to the Company's derivative instruments in place at such time. As a result of the implementation of SFAS 133, the Company also recorded a non-cash loss on the settlement of derivative instruments in the first quarter of 2001. The non-cash losses of $1,356,238 and $1,921,887 for the three and six month periods ended June 30, 2001 resulted from the required accounting treatment applicable to the restructuring of a natural gas hedge at $2.45 per MMBtu on January 25, 2001. The restructured portion of the hedge covered 5,000 MMBtu per day of natural gas from February 2001 through December 2001. The $2.45 per MMBtu hedge was restructured as a collar with a $3.25 put or floor and a $4.00 call or cap on volumes ranging from 7,500 to 8,000 MMBtu per day in 2001, 8,500 to 7,000 MMBtu per day in 2002 and volumes of 4,500 MMBtu per day in 2003. The result served to increase actual cash available in 2001. SFAS 133 treatment requires the amortization of non-cash charges equal to the mark-to-market value of the hedge as it existed before the restructure. In this case, a non-cash loss that must be recognized over the life of the hedge before it was restructured. This procedure resulted in non-cash losses of $1,908,846 and $3,195,991 in the three and six month periods ended June 30, 2001. It will also result in $3,622,607 in additional non-cash charges against income over the final two quarters of 2001. Non-cash credits to income will be recognized over the life of the collar as restructured, that is in the period February 2001 through December 2003. The net result will be net non-cash charges that serve to reduce income in 2001, and which serve to increase income in 2002 and 2003, as the collar is settled. Through June 30, 2001, approximately $530,000 of unrealized gains have been recognized in the income statement related to the restructured hedge, which partially offset the amounts above.

6.    RECENT EVENTS

      On August 13, 2001, the Company completed an amendment of its credit facility with Deutsche Bank. The amended facility provides for the bank to loan up to $40,000,000 in two tranches. Tranche A is in the amount of $30,000,000 with $20,000,000 established as the current borrowing base. Tranche A will mature on August 13, 2002 at which time it will convert to a four-year quarterly amortizing term loan. Tranche B is in the amount of $10,000,000. It is payable interest only until due on August 13, 2003, at which time the entire Tranche B balance is due. Provisions of the credit agreement are substantially in accordance with the previously existing agreement other than:

      o Tangible Net Worth and EBITDA definitions were modified to exclude the effects of SFAS 133.

      o A financial condition covenant was added to require that the Company not allow the ratio of total debt for borrowed money, plus any outstanding letters of credit, to EBITDA plus costs of new seismic data and the cost of any dry holes to exceed 3.5 to 1 prior to March 31, 2002 or 3:0 to 1 thereafter.

      o A financial covenant was added that the Company not allow total General and Administrative expenses, excluding any bonus payments, to exceed $7,000,000 in any four consecutive quarterly periods.

The Company has entered into an interest rate swap guaranteeing a fixed rate of 10.5% on the $10,000,000 Tranche B amount. The Company will actually pay Deutsche Bank at a rate Libor plus 4% on Tranche B. The rate of Tranche A loans is unchanged at Libor plus 2%. Consideration paid to the bank included a five-year warrant to purchase 125,000 shares of the Company's common stock for $3.00 per share. Other provisions of the amended credit agreement were comparable to the previous obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis reviews Esenjay Exploration, Inc.'s results of operations for the three and six month periods ended June 30, 2001 and 2000 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

OVERVIEW

      A summary of the impact of the successful efforts accounting method as it relates to the Acquisitions and a survey of the Company's history is as follows:

      SUCCESSFUL EFFORTS ACCOUNTING AND RELATED MATTERS. The Company utilizes the successful efforts method of accounting. Under this method it expenses its exploratory dry hole costs and the field acquisition costs of 3-D seismic data as incurred. The undeveloped properties, which were acquired pursuant to the Acquisitions, were comprised primarily of interests in unproven 3-D seismic based projects, and were recorded in May of 1998 at an independently estimated fair market value of $54.2 million as determined by Cornerstone Ventures, L.P., a Houston, Texas based investment banking firm. Pursuant to the successful efforts method of accounting, the Company is amortizing such initial costs of unproved properties on a straight-line basis over a period not to exceed forty-eight months, as well as recognizing property specific impairments. As of June 30, 2001 the unamortized balance was $2,562,900. In the second quarter of 2001 this amortization resulted in a $768,300 expense. Hence significant non-cash charges primarily related to the accounting treatment of the Company's unproven properties have depressed reported earnings of the Company and will continue to do so in 2001; however, the non-cash charges will not affect cash flows provided by operating activities nor the ultimate realized value of the Company's natural gas and oil properties. The amortization of properties acquired pursuant to the Acquisitions will conclude not later than May of 2002.

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

      In accordance with the transition provisions of SFAS 133 as of January 1, 2001, the Company recorded a cumulative effect-type adjustment of ($14,909,492). As of June 30, 2001, the recorded cumulative effect-type adjustment was $1,938,952 in OCI. This adjustment will change from period to period, either up or down, in relation to commodity market prices as compared to the Company's derivative instruments in place at such time. As a result of the implementation of SFAS 133, the Company also recorded a non-cash loss on the settlement of derivative instruments in the first quarter of 2001. The non-cash loss of $565,649 in 2001 resulted from the required accounting treatment applicable to the restructuring of a natural gas hedge at $2.45 per MMBtu on January 25, 2001. The restructured portion of the hedge covered 5,000 MMBtu per day of natural gas from February 2001 through December 2001. The $2.45 per MMBtu hedge was restructured as a collar with a $3.25 put or floor and a $4.00 call or cap on volumes ranging from 7,500 to 8,000 MMBtu per day in 2001, 8,500 to 7,000 MMBtu per day in 2002 and volumes of 4,500 MMBtu per day in 2003. The result served to increase actual cash available in 2001. SFAS 133 treatment requires the amortization of non-cash charges equal to the mark-to-market value of the hedge as it existed before the restructure. In this case, a non-cash loss that must be recognized over the life of the hedge before it was restructured. This procedure resulted in non-cash losses of $1,908,246 and $3,195,991 in the three and six month periods ended June 30, 2001. It will also result in $3,622,607 in additional non-cash charges against income over the final two quarters of 2001. Non-cash credits to income will be recognized over the life of the collar as restructured, which is in the period February 2001 through December 2003. The net result will be net non-cash charges that serve to reduce income in 2001, and which serve to increase income in 2002 and 2003, as the collar is settled. Through June 30, 2001, approximately $530,000 of unrealized gains have been recognized in the income statement related to the restructured hedge, which partially offsets the amounts above.

      SUMMARY OF HISTORICAL DEVELOPMENTS - INCEPTION THROUGH DECEMBER 31, 2000. Prior to May of 1998 the Company operated on a much smaller scale. A negotiation process led to the Company entering into an agreement with Esenjay Petroleum Corporation ("EPC") and Aspect Resources, LLC ("Aspect") to acquire interests in unproven, undeveloped exploration projects (the "Acquisition Agreement"). This Acquisition Agreement required approval of the shareholders of the Company. At a special meeting of shareholders held on May 14, 1998 the shareholders approved the Acquisition Agreement, a recapitalization of the Company pursuant to which each outstanding share of common stock would convert into one-sixth (1/6) of a share of new common stock (the "Reverse Split"), a plan and agreement of merger pursuant to which the Company would reincorporate in the state of Delaware and would change its name to Esenjay Exploration, Inc. (the "Reincorporation"), and the election of seven directors. Immediately after the shareholders meeting, the Company closed the transactions provided for in the Acquisition Agreement, implemented the Reverse Split, and completed the Reincorporation. The result of the foregoing is that the Company conveyed a substantial majority of its Common Stock to acquire an array of significant technology enhanced natural gas oriented exploration projects. The Company believed the Acquisitions would facilitate expanded access to capital markets due to the value and diversity of its exploration project portfolio. The Company also believes the transactions significantly enhanced the Company's management team.

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

      In 2000 the Company utilized its increased cash resources to increase its capital expenditures to approximately $25 million. The increased available capital allowed the Company to focus drilling on higher risk, higher potential opportunities. This risk profile led to the drilling of the Company's Runnells #3 discovery well located in the Duncan Slough project area in the fourth quarter of 2000 and its Pereira Children's Trust #2 well located in the Hordes Creek project area that was logged and completed in the first quarter of 2001. The Pereira Childrens Trust #2 well has subsequently been renamed the Hamman & Anderson #2 well. Both discoveries are the focus of significant capital investment in 2001 as field delineation wells are drilled.

      Additional historical information and highlights are set forth in the Company's Form 10-KSB for the year ended December 31, 2000.

      OVERVIEW OF 2001 ACTIVITIES. The Company believes it entered 2001 in a position to continue to expand its production and reserves via exploration activities on its technology-enhanced projects. By utilizing the increased capital available to it from operating cash flow, financings and industry partner transactions, the Company intends to pursue an aggressive exploration budget in its major trends of activity. The Company's net daily production averaged 360 barrels of oil per day and 16,229 Mcf natural gas per day in the first quarter of 2001. In the second quarter of 2001, the Company's daily net production increased to an average of 340 barrels of oil per day and 20,496 Mcf of natural gas per day. The Company expects net production to continue to increase in the second half of the year.

      Subsequent to December 31, 2000, the Company reset its credit facility with Deutsche Bank AG, New York Branch. Availability pursuant to the facility was increased to $29 million with a borrowing base adjustment scheduled for the end of the second quarter of 2001. The facility is divided into two tranches. Tranche A is a revolving credit facility with $20 million available of which $18,250,000 was outstanding on May 4, 2001. No principal amortization is required on Tranche A in 2001. Tranche B was a $9 million loan that amortizes in four equal principal payments beginning April 30, 2001. Subsequent to March 31, 2001, $2,250,000 of principal was repaid on Tranche B, leaving a net balance of $6,750,000 outstanding as of May 4, 2001. As a result of its current operating cash flow combined with available credit and the proceeds of anticipated sales of select Exploration Project interests to industry partners, the Company believes it is positioned to substantially fund its 2001 drilling and exploration activities, the results of which are intended to continue the upward trends of net production and proven gas and oil reserves. The Company will look to a variety of sources in addition to operating cash flow to further supplement its capital expenditures budget, including its credit facilities and sales of additional promoted project interests to industry partners, as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects.

      In the six months ended June 30, 2001, the Company incurred approximately $13 million in new year 2001 drilling, completion land and seismic expenditures. In the period, the Company participated in 30 new wells that reached total depth and were logged. Of these 30 wells, nine were dry holes, 11 were producing, and 10 were scheduled to commence production upon completion and pipeline connections. Since June 30, 2001 and through August 1, 2001, it participated in four additional wells that reached total depth and were logged, of which two were dry holes, and two are being completed. As of August 1, 2001, there were four additional wells drilling. Included in 2001 drilling are the Company's Hamman & Anderson #2 and #3 wells. The Hamman & Anderson #2 well was the discovery well in the Hordes Creek Field. The well began producing in March, 2001 and is currently producing at a rate of approximately 10,000 Mcf per day. The Company has a 28.5% working interest. The Hamman & Anderson #3 was drilled to a total depth of 13,431 feet where sands encountered were of good quality but unexpectedly low. The Company expects to commence another delineation well in the Hordes Creek Field in the fourth quarter which will target a structurely higher fault block. Also included in 2001 drilling is the Company's Runnells #5 well, which is the first delineation well on the Company's Runnells Field. This well was drilled to a depth of approximately 15,500 feet. It has logged approximately 100 net feet of pay, which logged pay zones confirm and extend the field. The Runnells #5 is expected to commence production in September, 2001. Drilling on the next delineation well, the Runnells #7 is expected to commence late in the third quarter.

      The Company has budgeted $26 million in drilling, completion, land and seismic expenditures on interests in over 50 wells in 2001. Through this exploration program, the Company believes it can continue its trends of growth in net production and net gas and oil reserves throughout the year 2001 and beyond. Growth in net revenues and operating cash flow will be partially contingent upon stable or better product prices. Its 2001 drilling activity will continue to be divided between a continuation of exploratory drilling on high potential target features, which drilling will be coupled with the field delineation and development drilling associated with the Company's recent field discoveries. An array of lower risk prospects will also be drilled, the cost of which will be a modest portion of the capital budget.

RESULTS OF OPERATIONS

      The following table sets forth certain operating information of the Company during the periods indicated:

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30                          JUNE 30
                                                     2001             2000             2001             2000
                                                  ---------        ---------        ---------        ---------
PRODUCTION:
      Gas (MMcf) .............................     1,865.13         1,382.90         3,212.45         2,828.60
      Oil and condensate (MBbls) .............        30.94            38.00            66.34            84.60
      Total equivalent (Mmcfe) ...............     2,050.77         1,610.90         3,610.49         3,336.20
AVERAGE SALES PRICE:(1)
      Gas (per Mcf) ..........................    $    4.65        $    3.35        $    5.92        $    3.05
      Oil and condensate (per Bbl) ...........    $   26.19        $   26.84        $   27.29        $   27.10
AVERAGE EXPENSES (PER MCFE):
      Lease operating ........................    $     .46        $     .13        $     .40        $     .14


(1) Including the effects of hedging activities, the average gas and oil sales price was $4.47/mcf and $24.48/bbl for the three months ended June 30, 2001, and $3.01/mcf and $24.96/bbl for the three months ended June 30, 2000, respectively, and $5.27/mcf and $25.29/bbl for the six months ended June 30, 2001 and $2.85/mcf and $24.91/bbl for the six months ended June 30, 2000, respectively.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

      REVENUE. Total revenues decreased 18% from $8,432,836 for the second quarter ended June 30, 2000 to $6,922,403 for the second quarter ended June 30, 2001. This is primarily attributed to a 3,487,009 decrease on gain on sale of assets. A discussion of all factors is set forth below.

      GAS AND OIL REVENUES. Total gas and oil revenues increased from $5,655,952 for the second quarter of 2000 to $8,672,867 for the second quarter of 2001. This resulted in a 53% increase to gas and oil revenue. The increase is attributable to increases in natural gas production and in its average sales price.

      REALIZED LOSS ON COMMODITY TRANSACTIONS. In the second quarter of 2001, the Company realized a loss of $840,101 on commodity transactions, as contrasted with a loss of $1,011,184, in the second quarter of 2000. These losses result from the variance between product prices and hedges in place.

      LOSS ON SETTLEMENT OF DERIVATIVE INSTRUMENTS. The non-cash loss on settlement of derivative instruments is incurred as a result of the implementation of SFAS 133 on January 1, 2001. There was no comparable entry in 2000. The non-cash loss of $1,356,238 in the second quarter of 2001 primarily resulted from the required accounting treatment applicable to the restructuring of a natural gas hedge at $2.45 per MMBtu on January 25, 2001. The restructured portion of the hedge covered 5,000 MMBtu per day of natural gas from February 2001 through December 2001. The $2.45 per MMBtu hedge was restructured as a collar with a $3.25 put or floor and a $4.00 call or cap on volumes ranging from 7,500 to 8,000 MMBtu per day in 2001, 8,500 to 7,000 MMBtu per day in 2002 and volumes of 4,500 MMBtu per day in 2003. The result served to increase actual cash available in 2001. SFAS 133 treatment requires the amortization of non-cash charges equal to the mark-to-market value of the hedge as it existed before the restructure. In this case, a non-cash loss will be recognized over the life of the hedge before it was restructured. This procedure resulted in a non-cash loss of $1,908,246 in the second quarter. It will also result in $3,622,607 in additional non-cash charges against income over the final two quarters of 2001. Non-cash credits to income will be recognized over the life of the collar as restructured, which is in the period February 2001 through December 2003. The net result will be net non-cash charges that serve to reduce income in 2001, and which serve to increase income in 2002 and 2003.

      GAIN ON SALE OF ASSETS. Gain on sale of assets decreased 95% from $3,666,815 in the second quarter of 2000 to $179,806 in the second quarter of 2001. The gain on sale of assets in the second quarter of 2000 of $3,666,815 was attributable to sales of interests to industry partners in certain of the Company's projects. The largest component was a gain of $1,797,707 recognized in conjunction with a sales transaction with an interest in a 3-D seismic project overlying the Company's Papalote Project area. There was no similar transaction in 2001. The balance of the gain in 2000 and the gain in 2001 was comprised of gains on a series of smaller sales, primarily sales of working interests to industry partners in wells anticipated to be drilled during the year.

      OPERATING FEES. The 147% increase in revenue from operations from $100,510 in the second quarter of 2000 to $248,587 in the second quarter of 2001 is basically attributable to increased volume of activity.

      OTHER REVENUES. Other revenues in the second quarter of the year 2001 decreased 16% to $17,482 from $20,743 in the second quarter of 2000.

      COSTS AND EXPENSES. Total costs and expenses of the Company decreased 10% from $10,635,144 for the second quarter ended June 30, 2000 to $9,577,009 for the second quarter ended June 30, 2001. This is primarily due to changes discussed in the categories below.

      LEASE OPERATING EXPENSES. Lease operating expense increased 335% from $203,237 for the second quarter of 2000 to $883,208 for the second quarter of 2001. This is due to the increased lease operating activity of the Company and the greater operating costs of certain wells in 2001.

      PRODUCTION TAXES. Production taxes increased 6% from $574,690 for the second quarter of 2000 to $610,613 for the second quarter of 2001. The increase in production taxes is primarily attributable to increased product prices .

      DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A"). Depreciation, depletion and amortization ("DD&A") increased 15% from $2,556,386 for the second quarter of 2000 to $2,941,763 for the second quarter of 2001. The increase to DD&A is attributed to increases in production and number of wells. It is also increased due to a larger book value per unit of proven gas and oil reserves.

      AMORTIZATION OF UNPROVED PROPERTIES. Amortization of unproved properties decreased from $1,440,800 in the second quarter of 2000 to $768,300 in the second quarter of 2001. The Company has amortized the undeveloped and unevaluated value of the properties acquired pursuant to the Acquisition Agreement between the Company, EPC, and Aspect over a period not to exceed 48 months. The amounts are amortized until the applicable properties are moved into the proven property base or reduced to zero by amortization or impairment. Since the first quarter of 1999, the amortization pool has decreased due to certain properties being moved into the proven property base, and further decreased by the sale of certain unproven, undeveloped project interests to industry partners. As a result, the amortization pool is a lower amount, which has resulted in the lower amortization for the first and second quarters of 2001. As of June 30, 2001, $2,562,900 in this amortization pool. Also see Overview-Successful Efforts Accounting and Related Matters.

      IMPAIRMENT OF ASSETS. The Company recognized $637,618 impairments for the three months ended June 2001 as compared to $41,989 for the three months ended June 30, 2000. The 2001 impairments are attributable to impairments in the Company's Starboard and Southwest Pheasant projects. There were no comparable impairments in 2000.

      EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL. Exploration costs - geological and geophysical decreased 98% from $1,493,002 for the second quarter of 2000 to $35,017 for the second quarter of 2001. These exploration costs reflect costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's technology enhanced exploration program on the Exploration Projects has required the acquisition and interpretations of substantial quantities of such data. The Company considers 3-D seismic data a valuable asset; however, its successful efforts accounting method requires such costs to be expensed for accounting purposes. Differences between 2000 and 2001 costs are attributable to random timing differences in the dates of acquisition of such studies and data.

      EXPLORATION COSTS - DRY HOLE. Exploration costs - dry hole decreased 66% from $1,790,268 for the second quarter of 2000 to $609,580 in the second quarter of 2001. The decrease is the result of normal variance in the timing of drilling and the incurrance of dry holes.

      INTEREST EXPENSE. Interest expense increased 123% from $237,591 for the second quarter of 2000 to $530,149 for the same period 2001 due to increased loans outstanding. The Company capitalized a portion of its interest associated with its on-going projects, of which capitalized amounts totaled $120,302 for the second quarter of 2000 and $201,426 for the second quarter of 2001. Increased interest expense reported in the quarter is due to larger outstanding principal balances combined with a lower percentage of total interest being capitalized

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 10% from $2,253,425 for the second quarter of 2000 to $2,485,076 for the second quarter of 2001. This was primarily attributable to second quarter payments of $852,075 in bonus payments pursuant to a Company-wide bonus program based upon drilling results. A Company-wide bonus payment made in April 2000 totaled $582,000 as compared with $852,075 in 2001. One-half of the April 2001 payment was made in the form of common stock of the Company based upon the average closing price for 90 days prior to payment. The Company does not anticipate any additional bonus payments in 2001.

      NET LOSS PER COMMON SHARE. Net loss per common share increased from a net loss of $0.12 per share for the second quarter of 2000 to a net loss of $0.14 per share for the second quarter of 2001. Due to the factors enumerated above, there was an increase in net loss applicable to common stockholders of $647,306 from the second quarter of 2000 as compared to the second quarter of 2001. Approximately 19,049,000 weighted average common equivalent shares were outstanding at June 30, 2001 as compared with approximately 18,865,000 at June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

      REVENUE. Total revenues decreased 16% from $18,049,552 for the six months ended June 30, 2000 to $15,215,518 for the six months ended June 30, 2001. The primary reason for the decrease was a decrease in gain on sale of assets from $8,156,718 in 2000 to $627,536 in 2001. The overall change was the result of the factors listed below.

      GAS AND OIL REVENUES. Total gas and oil revenues increased 91% from $10,920,605 for the six months ended June 30, 2000 to $20,828,058 for the six months ended June 30, 2001. This increase is significantly impacted by general increases in commodity prices in 2001 over 2000.

      REALIZED LOSS ON COMMODITY TRANSACTIONS. The Company realized a loss from various commodity transactions of $4,685,108 for the six months ended June 30, 2001. This contrasted with a net loss of $1,305,178 in the first six months of 2001. This loss results from actual commodity prices for the period being greater or less than the Company's hedge price on natural gas or oil. Commodity price increases resulted in the greater loss for the period.

      LOSS ON SETTLEMENT OF DERIVATIVE INSTRUMENTS. The non-cash loss on settlement of derivative instruments is incurred as a result of the implementation of SFAS 133 on January 1, 2001. There was no comparable entry in 2000. The non-cash loss of $1,921,887 in the first six months of 2001 primarily resulted from the required accounting treatment applicable to the restructuring of a natural gas hedge at $2.45 per MMBtu on January 25, 2001. The restructured portion of the hedge covered 5,000 MMBtu per day of natural gas from February 2001 through December 2001. The $2.45 per MMBtu hedge was restructured as a collar with a $3.25 put or floor and a $4.00 call or cap on volumes ranging from 7,500 to 8,000 MMBtu per day in 2001, 8,500 to 7,000 MMBtu per day in 2002 and volumes of 4,500 MMBtu per day in 2003. The result served to increase actual cash available in 2001. SFAS 133 treatment requires the amortization of non-cash charges equal to the mark-to-market value of the hedge as it existed before the restructure. In this case, a non-cash loss will be recognized over the life of the hedge before it was restructured. This procedure resulted in a non-cash loss of $3,195,991 in the first six months. It will also result in $3,682,609 in additional non-cash charges against income over the final two quarters of 2001. Non-cash credits to income will be recognized over the life of the collar as restructured, which is in the period February 2001 through December 2003. The net result will be net non-cash charges that serve to reduce income in 2001, and which serve to increase income in 2002 and 2003. Through June 30, 2001, approximately $580,000 of unrealized gains have been recognized in the income statement related to the restructed hedge, which partially offset the amounts above.

      GAIN ON SALE OF ASSETS. Gain on sale of assets decreased 92% from $8,156,718 in the first half of 2000 to $627,536 in the first half of 2001. The gain on sale of assets in 2000 of $8,156,718 was attributable to sales of interests to industry partners in certain of the Company's projects. The largest components of the total in 2000 were a $6,607,211 gain on the sale of interests in the Company's 3-D seismic Raymondville Project and a gain of $1,797,707 recognized in conjunction with a sales transaction with an interest in a 3-D seismic project overlying the Company's Papalote Project area. There were no similar transactions in 2001. The gain in 2001 was comprised of gains on a series of smaller sales, primarily sales of working interests to industry partners in wells anticipated to be drilled during the year.

      OPERATING FEES. The 52% increase in revenue from operating fees from $225,478 in the first six months of 2000 to $343,269 in the first six months of 2001 is attributable to the increased volume of the Company's activity.

      OTHER REVENUES. There was a 60% decrease in other revenues from $51,929 in the first six months of 2000 to $20,650 in the first six months of 2001.

      COSTS AND EXPENSES. Total costs and expenses of the Company decreased 2% from $17,510,645 for the six months ended June 30, 2000 to $17,219,816 for the six months ended June 30, 2001. The primary factors are set forth and discussed below. The primary factors all are set forth below.

      AMORTIZATION OF UNPROVED PROPERTIES. Amortization of unproved properties decreased from $2,881,600 in the first half of 2000 to $1,708,300 in the first half of 2001. The Company has amortized the undeveloped and unevaluated value of the properties acquired pursuant to the Acquisition Agreement between the Company, EPC, and Aspect over a period not to exceed 48 months. The amounts are amortized until the applicable properties are moved into the proven property base or reduced to zero by amortization or impairment. Since the first quarter of 1999, the amortization pool has decreased due to certain properties being moved into the proven property base, and further decreased by the sale of certain unproven, undeveloped project interests to industry partners. As a result, the amortization pool is a lower amount, which has resulted in the lower amortization for the first half of 2001. As of June 30, 2001, $2,562,900 remained in this amortization pool. Also see Overview-Successful Efforts Accounting and Related Matters.

      IMPAIRMENT OF ASSETS. The Company recognized $637,613 in impairments for the six months ended June 30, 2001 as compared to $41,989 for the six months ended June 30, 2000. The increase is attributable to impairments recognized in the second quarter. There were no comparable impairments in the period in 2000.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 21% from $3,497,621 for the six months ended June 30, 2000 to $4,235,031 for the six months ended June 30, 2001. This was partially due to payment of $852,075 in second quarter bonus payments pursuant to a Company-wide bonus plan. Bonus payments made in April 2000 totaled $582,000. One half of the April 2001 payment was made in the form of common stock of the Company based upon the average closing price for 90 days prior to the payment. The Company does not anticipate any additional bonus payments in 2001. This increase was also partially due to increased costs associated with system implementation.

      DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). Depletion, depreciation and amortization ("DD&A") increased 21% from $4,413,109 for the six months ended June 30, 2000 to $5,344,912 for the six months ended June 30, 2001. The increase in DD&A is due to changes in production and due to a larger book value per unit of proven gas and oil reserves.

      LEASE OPERATING EXPENSES. Lease operating expenses increased 190% from $477,420 for the six months ended June 30, 2000 to $1,382,262 for the six months ended June 30, 2001. The increase in lease operating expenses relates primarily to an increase in the number of producing wells and to increased operating costs on certain wells.

      INTEREST EXPENSE. Interest expense increased 55% from $560,635 for the six months ended June 30, 2000 to $868,424 for the six months ended June 30, 2001. The increase in interest expense was attributable to increased borrowing pursuant to its credit facility.

      PRODUCTION TAXES. Production taxes increased 89% from $799,034 for the six months ended June 30, 2000 to $1,507,793 for the six months ended June 30, 2001. This increase in production taxes was proportional to the increase in oil and gas sales.

      EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL. Exploration costs - geological and geophysical decreased 95% from $1,711,107 for the first half of 2000 to $85,247 for the first half of 2001. These exploration costs reflect costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's technology enhanced exploration program on the Exploration Projects has required the acquisition and interpretations of substantial quantities of such data. The Company considers 3-D seismic data a valuable asset; however, its successful efforts accounting method requires such costs to be expensed for accounting purposes. Differences between 2000 and 2001 costs are attributable to random timing differences in the dates of acquisition of such studies and data.

      EXPLORATION COSTS - DRY HOLE. Exploration costs - dry hole decreased 56% from $2,924,660 for the six months ended June 30, 2000 to $1,290,730 for the six months ended June 30, 2001. The decrease is attributable to drilling fewer dry holes combined with smaller working interests in certain of those wells.

      NET INCOME (LOSS) PER COMMON SHARE. Net income per common share decreased from net income of $0.03 per share for the six months ended June 30, 2000 to a net loss of ($0.11) per share for the six months ended June 30, 2001. Due to factors mentioned above, there was a decrease in net income
(loss) applicable to common stockholders of $2,546,205 from the six months ended June 30, 2000 as compared to the six months ended June 30, 2001. Approximately 19,005,000 weighted average common equivalent shares were outstanding for the six months ended June 30, 2001 as compared with approximately 18,854,000 at June 30, 2000.

KNOWN AND ANTICIPATED TRENDS, CONTINGENCIES AND DEVELOPMENTS IMPACTING FUTURE OPERATING RESULTS.

      The Company's future operating results will continue to be substantially dependent upon the success of the Company's efforts to develop its exploration projects including the projects acquired in the Acquisitions and thereafter.

      Management continues to believe these projects represent the most promising prospects in the Company's history. Production from wells drilled from 1998 through the present on projects acquired pursuant to the Acquisitions continue to substantially increase the Company's revenues. The capital expenditures planned in 2001 will, however, continue to require substantial outlays of capital to explore, develop and produce. The Company believes the field delineation and development drilling which will comprise a significant portion of its 2001 capital expenditures plan enhance the likelihood of significant increases in its net daily production in 2001. Depending upon natural gas prices in the second half of 2001, the Company may sell certain interests in its exploration projects, utilize available credit, or consider other sources of capital to fund certain portions of its capital budget.

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

      The Company entered 2001 having gone from nominal second quarter 1998 gas and oil production revenues of approximately $35,000 per month and large operating cash flow deficits to a company which averaged over $3,500,000 per month in gas and oil revenues in the fourth quarter of 2000. Decreases in natural gas prices in 2001 resulted in lowering monthly gas and oil revenue in the second quarter to approximately $2,890,000 per month, this despite recent trends of increasing net daily production. Gas and oil production is expected to continue to increase as new gas and oil production from wells drilled in 2000 and 2001 continues to come on line. Additional success in 2001 on wells currently drilling would continue the trend of increasing production. In the event gas prices remain stable, this should allow the Company to achieve steadily increasing operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs, which costs the successful efforts accounting method utilized by the Company mandate to be expensed rather than capitalized). These increases could be limited to the extent offset by potential decreases in the sales price of gas or oil produced.

      The Company ended 2000 with a deficit working capital of approximately $4.7 million. At the end of the second quarter, the deficit was approximately $4.2 million. Approximately $7.7 million of current portion of long-term debt was included in current liabilities used in the calculation. On August 13, 2001, the Company finalized an amendment to its credit agreement with Deutsche Bank. Pursuant to the amended credit agreement, all of the current portion of long term debt has been reclassified to long term debt and working capital increased accordingly. The credit facility with Deutsche Bank now continues in two tranches; $20 million is available under Tranche A and $10 million under Tranche
B. Tranche A is a revolving facility with no required principal payments until July 31, 2002, at which time it converts into a four year quarterly amortizing term loan. Tranche B is payable interest only until August 13, 2003, at which time the principal balance is also due. Both loans are at a varied interest rate. Tranche A utilizes either Deutsche Bank's alternative interest rate or the London interbank rate plus 2%. Tranche B is 2% higher. As of August 13, 2001, $16 million was drawn under Tranche A and $10 million under Tranche B. Undrawn funds will be available for future activities of the Company. The facility is secured by a mortgage on most proven properties currently owned by the Company. In addition, the Company has a negative pledge and an agreement to mortgage any of the Company's unproven projects or properties at the demand of the bank. In addition to the foregoing, Deutsche Bank AG received a 1.5% overriding royalty interest, proportionately reduced to the Company's net interest, on the gas and oil properties classified as proven as of the date of initial closing on January 24, 2000, and an agreement that the Company would convey to the bank a 1.5% overriding royalty interest, proportionately reduced to the Company's net interest, on future proven wells on the date any such future wells are logged, for as long as funds are outstanding pursuant to Tranche B. In the event the Tranche B loans are repaid in full prior to August 13, 2003, the Company may redeem the overriding royalty interests conveyed to Deutsche Bank AG for an amount equal to (a) an amount which, when added to the interest paid to Deutsche Bank AG, plus revenues received by Deutsche Bank AG from the overriding royalties conveyed to Deutsche Bank AG, would provide to Deutsche Bank AG an internal rate of return of approximately 15%, plus (b) 60% of the then remaining present value of the overriding royalties to be redeemed after subtracting the amount calculated in (a) above. In addition, Deutsche Bank also received on January 24, 2000 a five-year warrant to purchase 250,000 shares of the Company's common stock at a price equal to $1.50 per share. At the time of amendment to the credit agreement on August 13, 2001, the bank also received a five year warrant to purchase 125,000 shares of the Company's common stock for $3.00 per share. The Company expects further increases in the Tranche A borrowing base in the event its proven oil and gas reserves continue to grow. This plan allows for the Company's operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs) to be utilized to fund the Company's capital budget in 2001.

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

      The Company historically has addressed its long-term liquidity needs through the issuance of debt and equity securities, through bank credit and other credit facilities, sales of project interests to industry partners and with cash provided by operating activities. Its major obligations as of June 30 2001, consisted principally of (i) servicing loans under the credit facilities with Deutsche Bank and other loans, (ii) funding of the Company's exploration activities, and (iii) funding of the day-to-day operating costs. This is also true as of the date of filing of this Form 10-QSB.

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

      The Company expects to fund a substantial portion of its 2001 capital budget from its cash flow from operations. It anticipates greater increases in its 2001 net production due to continued drilling, in particular the addition of delineation and development wells to its drilling plan. The Company expects to commence production from its Runnells #5 well, the first delineation well of the Runnells Field discovered in the Company's Duncan Slough 3-D seismic project late in the third quarter of 2001. An additional delineation well is planned to be drilled by year end. Drilling in the Runnells Field represents a lower risk profile at locations where the production infrastructure is already installed at adjacent locations. The lower risk profile enhances the likelihood of success and the infrastructure decreases the time to market. The Company expects this delineation and development drilling activity, combined with its ongoing exploratory drilling program, to lead to increased net daily production throughout 2001. This, in turn, would lead to increased capital resources throughout the year. In the event net daily production does not increase, or lower product prices offset the potential revenue from greater production, or both, the Company would be more dependent upon sales of project interests to industry partners or credit facilities to support its capital budget. If such sources were not available, the capital budget would then have to be adjusted.

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

      The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the fluctuations and the effect of price declines or swings. The Company had hedge agreements in place covering January 2001 natural gas production of 7,191 MMBtu/day at $2.45/MMBtu and covering 5,000 MMBtu/day at $4.01/MMBtu. It also had a hedge agreement in place covering January 2001 oil production 175 barrels of oil per day at $21.03/barrel. Hedge agreements were in place covering 5,000 MMBtu/day of February through June 2001 natural gas production at $4.01/MMBtu. It also had a natural gas collar in place covering 7,500 MMBtu/day of February and March 2001 natural gas production, and 7,900 MMBtu/day of April, May and June 2001 natural gas production, which collar was comprised of a $3.25 put or floor and a $4.00 call or cap. In February and March 2001, oil production totaling 175 barrels of oil per day and in April, May and June oil production totaling 168 barrels of oil per day was hedged at $21.03/barrel.

      The Company currently has 5,000 MMBtu/day of natural gas production hedged at $4.01/MMBtu for the third and fourth quarters of 2001. It also has 8,000 MMBtu/day of third and fourth quarter 2001 natural gas production covered by a collar with a $3.25 floor and a $4.00 cap. Oil production hedged at $21.03/barrel totals 161 barrels per day and 154 barrels per day in the third and fourth quarters, respectively, of 2001. It also has a collar position in place on natural gas production in 2002 and 2003 covering volumes that range from 4,500 MMBtu/day to 8,500 MMBtu/day which position is at a $3.25 floor and a $4.00 cap. As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas and oil production through December of 2003. Second quarter 2001 hedges are estimated to approximate 64% of the Company's natural gas and 50% of its oil production for such quarter. Future percentages will vary.

      WORKING CAPITAL. At June 30, 2001, the Company had a cash balance of $2,225,345, total current assets of $26,997,794, and total current liabilities of $31,189,199. This resulted in a working capital deficit of $4,191,405. Were the current portion of long term debt due to Deutsche Bank AG not included in current liabilities, there would have been a working capital surplus of $3,471,095. All of the currently portion of long term debt was in fact reclassified to long term debt upon amendment of the Deutsche Bank credit facility on August 13, 2001. The Company expects increasing gas and oil production will continue the growth in revenues in excess of the ongoing costs of operations, which may also enhance the Company's working capital position. The net working capital can be negatively effected by the Company's continuing aggressive capital expenditures program on its exploration projects or by decreases in natural gas or oil prices. The Company's pace of drilling in 2001 has, however, served to diminish its liquidity. To the extent a working capital shortfall develops due to capital expenditures exceeding available cash, including cash generated from operations, it could be addressed with cash proceeds from sales of interests in Exploration Projects to industry partners or by adjustments to the capital budget, or by other sources of capital believed available.

      SUMMARY. The Company believes it is positioned to continue to continue to aggressively pursue its exploration activity on its technology-enhanced projects. Many of the projects have reached the drilling stage. The Runnells #5 well has been drilled and logged to a depth of 14,520 feet. This has resulted in an extension and further delineation of the Runnells Field announced in the fourth quarter of 2000. The well is expected to commence sales in September, 2001. Another delineation well is expected to be drilled prior to year end. Another delineation well is also scheduled to be drilled in 2001 in the Hordes Creek Field. Successful delineation wells can create additional developmental drilling opportunities that can allow for continuous expansion of the company's monthly net gas and oil production in a more predictable manner than during 2000 when there was a greater concentration of higher risk exploratory drilling. In the balance of 2001 the Company plans to continue its delineation and developmental drilling while continuing its aggressive exploratory drilling program on high potential geologic features. The Company controls an array of exploration projects regarding which the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation has been completed. Management believes that its mix of delineation, development and exploratory drilling positions it for dramatic growth in its proven natural gas and oil reserves in 2001.

      The Company expects to fund significant portions of its $26 million year 2001 exploration budget from operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs). In the first six months, it incurred approximately $13 million in capital expenditures and seismic costs. In order to continue this pace of drilling it may in the short run be more aggressive in pursuit of sales of interests in its exploration projects or the use of potential sources of credit. Its capital budget will be funded from anticipated cash flow and credit facilities, and supplemented with proceeds from selected sales of interests in its Exploration Projects to industry partners. The Company will utilize a variety of sources to fund its continuing capital expenditures budget including operating cash flow, currently available credit facilities and certain sales of promoted project interests to industry partners and potential other sources as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      The Company currently has no action filed against it other than ordinary routine litigation.

ITEM 2.  CHANGES IN SECURITIES.

      In the six months ended June 30, 2001 and in the third quarter through August 1, 2001, the Company has issued 15,298 and 6,409 shares, respectively, of its common stock pursuant to its employees' 401-K plan. The shares represent the employer's pro rata match of employee contributions. In addition, 29,514 shares were issued in the first six months pursuant to employees exercising vested stock options. Also, 85,022 shares of common stock were issued in the second quarter of 2001 in partial payment of employee bonuses declared based upon 2000 exploration results.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no such matters submitted in the second quarter of 2001.

ITEM 5.  OTHER INFORMATION.

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

            (10) Second Amended and Restated Credit Amendment dated as of August 13, 2001 between Esenjay Exploration, Inc., as the Borrower, and Deutsche Bank AG, New York Branch, as the Lender.
            (11)  Computation of Earnings Per Common Share

(b)      Reports on Form 8-K
         None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                        ESENJAY EXPLORATION, INC.



   Date:    August 14, 2001             By: /s/ MICHAEL E. JOHNSON
                                            ------------------------
                                        MICHAEL E. JOHNSON, President,
                                        Chief Executive Officer and Director

   Date:    August 14, 2001             By: /s/ DAVID B. CHRISTOFFERSON
                                            ----------------------------
                                        DAVID B. CHRISTOFFERSON,
                                        Senior Vice President, General Counsel,
                                        Principal Financial Officer

   Date:    August 14 , 2001            By: /s/ BARRY L. CROMEANS
                                            ----------------------
                                        BARRY L. CROMEANS,
                                        Controller and Principal Accounting
                                        Officer