Form 10QSB
period 2001-09-30
ESENJAY EXPLORATION INC
filed 2001-11-19
CIK 901611

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                                Yes [X]  No [ ]


      19,096,241 shares as the registrant's common stock were outstanding as of November 5, 2001


      Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

--------------------------------------------------------------------------------

                            ESENJAY EXPLORATION, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


                                                                            PAGE
PART  I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements - General Information...........................3
         Condensed Consolidated Balance Sheets as of
             September 30, 2001 (unaudited) and December 31, 2000.............4
         Condensed Consolidated Statements of Operations for the
             three months and nine months ended September 30, 2001
             and 2000 (unaudited).............................................5
         Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2001 and 2000 (unaudited)........6
          Notes to Condensed Consolidated Financial Statements (unaudited)....7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................12


PART II. OTHER INFORMATION...................................................24

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

GENERAL

      The Condensed Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2001 and 2000.

      Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and the related notes thereto included in Form 10-KSB as filed with the SEC.

                            ESENJAY EXPLORATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,        DECEMBER 31,
                          ASSETS                                                          2001                2000
                                                                                     -------------        -------------
                                                                                      (unaudited)
Current assets:
      Cash and cash equivalents .................................................    $   1,114,438        $   3,002,700
      Accounts receivable, net of allowance for doubtful
         accounts of $485,541 at September 30, 2001 and $445,872
         December 31, 2000 ......................................................        5,507,693            8,124,026
      Accounts receivable oil and gas sales .....................................        3,151,835            6,135,807
      Accounts receivable from affiliates .......................................           68,645              124,268
      Inventory .................................................................        1,564,773                   --
      Prepaid expenses and other ................................................        2,308,889            2,183,093
                                                                                     -------------        -------------
                Total current assets ............................................       13,716,273           19,569,894

Property and equipment, successful efforts method of accounting .................      103,807,850           81,977,022
Less accumulated depletion, depreciation
      and amortization ..........................................................      (49,483,463)         (40,087,050)
                                                                                     -------------        -------------
                                                                                        54,324,387           41,889,972

Derivative assets ...............................................................        2,225,587                   --
Other assets ....................................................................        1,156,620              903,208
                                                                                     -------------        -------------
                Total assets ....................................................    $  71,422,867        $  62,363,074
                                                                                     =============        =============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ..........................................................    $  16,926,289        $   6,450,723
      Accounts payable to affiliate .............................................               --              269,835
      Revenue distribution payable ..............................................        3,679,434            6,101,354
      Current portion of long-term debt .........................................               --            6,750,000
      Accrued, deferred and other liabilities ...................................        3,234,617            4,687,855
                                                                                     -------------        -------------
                Total current liabilities .......................................       23,840,340           24,259,767

Long-term debt ..................................................................       26,499,999           13,591,782
                                                                                     -------------        -------------
                Total liabilities ...............................................       50,340,339           37,851,549

Stockholders' equity:
      Common stock:
          Class A common stock, $.01 par value; 40,000,000 shares authorized;
          and 19,091,826 and 18,958,477 outstanding at September 30, 2001 and
          December 31, 2000, respectively .......................................          190,918              189,585
      Additional paid-in capital ................................................       85,274,422           84,699,705
      Stock subscription receivable .............................................          (14,667)            (106,060)
      Other comprehensive income ................................................        4,315,945                   --
      Accumulated deficit .......................................................      (68,684,090)         (60,271,705)
                                                                                     -------------        -------------
                Total stockholders' equity ......................................       21,082,528           24,511,525
                                                                                     -------------        -------------
                Total liabilities and stockholders' equity ......................    $  71,422,867        $  62,363,074
                                                                                     =============        =============

   The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2001              2000              2001               2000
                                                             ------------      ------------      ------------      ------------
Revenues:
     Gas and oil revenues ................................   $  7,414,671      $  7,983,234      $ 28,242,729      $ 18,903,840
      Realized loss on commodity transactions ............       (245,687)       (1,680,669)       (4,930,795)       (2,985,847)
      Unrealized loss from hedging activities ............       (168,471)               --        (2,090,358)               --
      Gain on sale of assets .............................         47,748         1,311,681           675,284         9,468,399
      Operating fees .....................................        270,288           116,108           613,557           341,586
      Other revenues .....................................        194,646            29,733           215,296            81,662
                                                             ------------      ------------      ------------      ------------
           Total revenues ................................      7,513,195         7,760,087        22,725,713        25,809,640
                                                             ------------      ------------      ------------      ------------

Costs and expenses:
      Lease operating expense ............................      1,422,153           213,291         2,804,415           690,711
      Production taxes ...................................        357,120           561,678         1,864,913         1,360,712
      Depletion, depreciation and amortization ...........      2,956,382         2,772,310         8,301,294         7,185,419
      Amortization of unproved properties ................        763,500         1,294,400         2,471,800         4,176,000
      Impairment of assets ...............................      3,887,786           941,639         4,525,399           983,628
      Exploration costs - geological and geophysical .....         84,800         2,839,217           170,047         4,550,324
      Exploration costs - dry hole .......................      2,018,311         3,300,617         3,309,041         6,225,277
      Interest expense ...................................        457,668           292,759         1,326,092           853,394
      General and administrative expense .................      1,859,093         1,678,855         6,094,124         5,176,476
      Other expenses .....................................        111,469           163,220           270,973           366,692
                                                             ------------      ------------      ------------      ------------
           Total costs and expenses ......................     13,918,282        14,057,986        31,138,098        31,568,633
                                                             ------------      ------------      ------------      ------------

Loss before provision for income taxes ...................     (6,405,087)       (6,297,899)       (8,412,385)       (5,758,993)
Benefit (provision) for income taxes .....................             --                --                --                --
                                                             ------------      ------------      ------------      ------------
Net loss applicable to common stockholders ...............   $ (6,405,087)     $ (6,297,899)     $ (8,412,385)     $ (5,758,993)
                                                             ============      ============      ============      ============
Net loss per common and common
  equivalent share - basic ...............................   $      (0.34)     $      (0.33)     $      (0.44)     $      (0.31)
                                                             ============      ============      ============      ============
Net loss per common and common
  equivalent share - diluted .............................   $      (0.34)     $      (0.33)     $      (0.44)     $      (0.31)
                                                             ============      ============      ============      ============

Weighted average number of common shares
  outstanding - basic ( in thousands) ....................         19,085            18,883            19,032            18,864
                                                             ============      ============      ============      ============

Weighted average number of common shares
  outstanding - diluted ( in thousands) ..................         19,085            18,883            19,032            18,864
                                                             ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                            ESENJAY EXPLORATION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                       2001                  2000
                                                                                   ------------          ------------
Cash flows from operating activities:
      Net loss ..............................................................      $ (8,412,385)         $ (5,758,993)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
      Depletion, depreciation and amortization ..............................         8,301,294             7,332,832
      Amortization of unproven property .....................................         2,471,800             4,176,000
      Gain on sale of assets ................................................          (675,284)           (9,468,399)
      Impairment of assets ..................................................         4,525,399               983,628
      Unrealized loss from hedging activities ...............................         2,090,358                    --
      Exploration costs - dry hole ..........................................         3,309,041             6,225,277
      Changes in operating assets and liabilities:
           Accounts receivables .............................................         5,655,928            (6,548,582)
           Inventory ........................................................        (1,564,773)                   --
           Prepaid expenses and other .......................................          (125,796)           (2,657,251)
           Other assets .....................................................          (392,392)             (477,757)
           Accounts and affiliate payables ..................................        10,205,731             2,133,300
           Revenue distribution payable .....................................        (2,421,920)              345,819
           Accrued, deferred and other liabilities ..........................        (1,453,238)           (4,795,972)
                                                                                   ------------          ------------
      Net cash provided by (used in) operating activities ...................        21,513,763            (8,510,098)
                                                                                   ------------          ------------
Cash flows from investing activities:

      Capital expenditures - gas and oil properties .........................       (31,097,629)           (7,945,947)
      Capital expenditures - other property and equipment ...................          (477,624)             (140,193)
      Proceeds from sale of assets ..........................................         1,347,568            12,703,837
                                                                                   ------------          ------------
           Net cash provided by (used in) investing activities ..............       (30,227,685)            4,617,697
                                                                                   ------------          ------------
Cash flows from financing activities:
      Redemption of preferred stock .........................................                --              (687,225)
      Proceeds from issuance of debt ........................................        16,908,217            21,841,782
      Repayments of long-term debt ..........................................       (10,750,000)          (19,663,162)
      Proceeds from exercise of stock options ...............................           126,121                    --
      Payment of stock subscriptions receivable .............................            91,393                    --
      Proceeds from issuance of common stock ................................           449,929               189,899
                                                                                   ------------          ------------
           Net cash provided by financing activities ........................         6,825,660             1,681,294
                                                                                   ------------          ------------

      Net decrease in cash and cash equivalents .............................        (1,888,262)           (2,211,107)
Cash and cash equivalents at beginning of period ............................         3,002,700             2,598,047
                                                                                   ------------          ------------
Cash and cash equivalents at end of period ..................................      $  1,114,438          $    386,940
                                                                                   ============          ============
Supplemental disclosure of cash flow information:
      Cash paid for interest ................................................      $  1,425,291          $    919,152
                                                                                   ============          ============


Supplemental schedule of non-cash investing and financing activities:
      Initial recognition of derivative liability ...........................      $ 14,909,492          $         --
                                                                                   ============          ============
      Change in fair value of derivative liability (asset) ..................      $(17,135,079)         $         --
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


      The Company uses the successful efforts method of accounting for gas and oil exploration and development costs. All costs of acquired wells, productive exploratory wells, and development wells are capitalized and depleted by the unit of production method based upon estimated proved developed reserves. Exploratory dry hole costs, geological and geophysical costs, and lease rentals on non-producing leases are expensed as incurred. Gas and oil leasehold acquisition costs are capitalized. Costs of unproved properties are transferred to proved properties when reserves are proved. Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based on expected future cash flows. Unproved properties are periodically assessed for impairment and, if necessary, a loss is recognized. The Company recognized $3,887,786 and $4,525,399 of impairments on unproved properties respectively for the three and nine month periods ended September 30, 2001. The Company recognized $941,639 and $983,628 of impairments respectively for the three and nine month periods ended September 30, 2000.

      In addition, the $54,200,000 fair market value assigned to unproven gas and oil exploration projects contributed by Esenjay Petroleum Corporation ("EPC") and Aspect Resources LLC ("Aspect") pursuant to certain acquisitions of undeveloped exploration projects (the "Acquisitions") which closed on May 14, 1998 is, until such time as the book value of each such project is either drilled and transferred to producing properties or is otherwise evaluated as impaired, are being amortized on a straight-line basis over a period not to exceed forty-eight months. For the three and nine month periods ended September 30, 2001, such amortization was $763,500 and $2,471,800, respectively. For the three and nine month periods ended September 30, 2000, such amortization was $1,294,400 and $4,176,000, respectively. The remaining balance in this amortization group of unproven properties was $1,799,433 at September 30, 2001.

      A summary of all of the Company's significant accounting policies is presented on page 36 and 37 of its 2000 Form 10KSB filed with the SEC. Users of financial information are encouraged to refer to the footnotes contained therein when reviewing interim financial results. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133) as further described in Note 5. The effect of the policy will result in material non-cash entries to the balance sheet and income statement of the Company. Other than as described in Note 5, there have been no material changes in the accounting policies followed by the Company during 2001.

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


      On June 29, 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No.141") was approved by the Financial Accounting Standards Board. SFAS No. 141 requires that the purchase method of accounting be used or all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is a reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001. The adoption of this statement had no effect on the Company's consolidated financial position, cash flows or results of operations.

      On June 29, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was approved by the Financial Accounting Standards Board. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. Management has reviewed SFAS No. 142 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operations.

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated financial position, cash flows or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated financial position, cash flows or results of operations.


2.    LONG-TERM DEBT: (SEE NOTE 6)

      Long-term debt consists of the following:

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2001             2000
                                                          -----------      -----------
Loan with Deutsche Bank AG, New York Branch
  ("Deutsche Bank"), as further described below .......   $26,499,999      $20,341,782
                                                          -----------      -----------

Less current portion ..................................            --        6,750,000
                                                          -----------      -----------
                                                          $26,499,999      $13,591,782
                                                          ===========      ===========

      On January 25, 2000, the Company closed a credit facility with Deutsche Bank AG, New York branch. This facility provided for Deutsche Bank to loan up to $29,000,000 to be available in two tranches. As of June 30, 2001, Tranche A was in the amount of $20,000,000, with $20,000,000 established as the current available borrowing base, and Tranche B was fully drawn in the amount of $6,750,000. Tranche A was to mature on January 25, 2002, at which time any remaining unpaid principal was to convert to a five-year monthly amortizing term loan. The Tranche B loan was payable interest plus principal in the amount of $2,250,000 per quarter with a final maturity in January of 2002.

      On August 13, 2001, the Company completed an amendment of its credit facility with Deutsche Bank. The amended facility provides for the bank to loan up to $40,000,000 in two tranches. Tranche A is in the amount of $30,000,000 with $20,000,000 established as the borrowing base and $16,499,999 outstanding at September 30, 2001. Tranche A will mature on August 13, 2002 at which time it will convert to a four year quarterly amortizing term loan. Tranche B is in the amount of $10,000,000, of which the entire amount was outstanding at September 30, 2001. It is payable interest only until due on August 13, 2003, at which time the entire Tranche B balance is due. In addition, the Company must remain in compliance with certain covenants required by Deutsche Bank, including a redetermination of the borrowing base every six months. The Company also is required to assign an overriding royalty interest to Deutsche Bank for those wells logged prior to the later of July 31, 2002 or the date the Tranche B Loan is repaid. The Company may repurchase this overriding royalty interest prior to September 30, 2003, if all Tranche B loans are repaid in full.

      As part of the credit agreement, the Company is subject to certain covenants and restrictions, among which are limitations on additional borrowing, and sales of significant properties, working capital, cash, and net worth maintenance requirements and a minimum debt to net worth ratio. The covenants regarding financial condition of the Company are as follows:


 Tangible Net Worth.............. $20,000,000 plus 50% of net income from inception of the credit agreement to the
                                  date of calculation treated as a single
                                  period.
 Current Ratio................... 1.0 to 1.0 (computed by including unused portion of loan commitments in current assets and excluding current portion of long-term debt from current liabilities).
 Debt to Capitalization.......... 0.6 to 1.0
 Interest Coverage Ratio ........ 3.0 to 1.0
 Debt to EBITDA Ratio............ 3.5 to 1.0 at anytime prior to March 31, 2002, and 3.0 to 1.0 at anytime on or after March
                                  31, 2002. (Calculation of EBITDA is determined after the exclusion of all cumulative and current effects of SFAS No. 133).
 G & A Limit  ................... General and Administrative expenses shall not exceed, for any four consecutive fiscal quarters beginning in the third quarter of 2001, the sum of $7,000,000 plus amounts paid pursuant to the Company's employee bonus plan, as in effect on August 13, 2001.

      Calculation of all covenants are determined after the exclusion of all cumulative and current effects of SFAS No. 133.

      As of September 30, 2001, the Company's current ratio was 0.72 to 1.0, and the Company's tangible net worth as calculated for covenant purposes and which excludes all effects of SFAS 133 was $18,857,576; both of which were, therefore, in noncompliance. This was due to decline in working capital in the quarter and to impairments to properties recognized in the quarter. Deutsche Bank has waived said noncompliance at September 30, 2001. The Company believes the closing of a sale of a partial interest in a project will result in a substantial improvement of its current ratio and its tangible net worth subsequent to September 30, 2001 (see Note 6 - Recent Events). Although the Company believes it can be in compliance with both of these covenants throughout the remainder of 2001 and beyond, there can be no assurance that it will be in compliance. As a result, it is possible that additional waivers may be needed in the future. In the event Deutsche Bank did not grant such waivers, if needed, the Company would be in noncompliance of the covenants and would seek alternative financing arrangements.

      The Company has entered into an interest rate swap guaranteeing a fixed rate of 4.5% on the $10,000,000 Tranche B amount. The Company will actually pay Deutsche Bank at a rate of Libor plus 4% on Tranche B. The rate of the Tranche A loan is at Libor plus 2%. It also has a previously existing interest rate swap guaranteeing a fixed rate of 7.075% on amounts ranging from $14,250,000 to $16,5000,000 which expired on January 31, 2001. Consideration paid to the bank for the amended credit facility included a five year warrant to purchase 125,000 shares of the Company's common stock for $3.00 per share. In addition, Company will pay fees of one-half of one percent (0.5%) on the unused portion of the commitment amount.

3.    RELATED PARTY TRANSACTIONS

      The Company's outstanding accounts receivable from employees and affiliates of the Company at September 30, 2001 and December 31, 2000 was $68,644 and $124,268, respectively. The December 31, 2000 balance payable to Aspect was $122,506. The September 30, 2001 balance receivable from Aspect was $103,837. The December 31, 2000 balance included a net account receivable due from EPC primarily related to joint interest billings in the amount of $101,199.

4.    COMMITMENTS AND CONTINGENCIES


      The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the fluctuations and the effect of price declines or swings. In February of 2000, in conjunction with its financing with Deutsche Bank, the Company established natural gas hedges with an affiliate of Deutsche Bank. Pursuant to these hedges, the Company as of January 1, 2001 had net production of 7,161 MMBtu per day hedged for the first quarter of 2001, 6,880 MMBtu per day for the second quarter of 2001, 6,600 MMBtu per day for the third quarter of 2001, and 6,319 MMBtu per day for the fourth quarter of 2001. All hedges were at $2.45 per MMBtu. These hedges were restructured in January of 2001 for all periods beginning February 1, 2001, and any rights or obligations of the Company pursuant to the previously existing $2.45 hedges were canceled. Pursuant to the restructured agreements, the Company has subjected volumes of its Gulf Coast natural gas production to a "collar" structure with a floor price of $3.25 per MMBtu and a ceiling or cap price of $4.00 per MMBtu. Volumes committed to this structure are 7,500 MMBtu per day in February and March of 2001, 7,900 MMBtu per day in the second quarter of 2001, and 8,000 MMBtu per day in the third and fourth quarter of 2001. In 2002, volumes committed are 8,500, 8,000, 7,500 and 7,000 MMBtu per day in the first through fourth quarters respectively. Finally, volumes committed to the collar structure include 4,500 MMBtu per day for calendar year 2003.

      On January 25, 2001, the Company restructured its hedging arrangement with Deutsche Bank and as a result, effectively settled the terms of the original hedge. In connection with this settlement and restructuring, the Company valued the original hedge at its fair value on the settlement date at $6,818,598. This fair value will be recognized as a charge against revenues over the terms of the original hedge through December 31, 2001. During the three and nine month periods ended September 30, 2001, the Company recognized in earnings $1,850,701 and $5,046,693 of losses, respectively, on hedging activities related to the original hedge settled during January 2001. These losses were partially offset by an unrealized gain on the hedge settlement of approximately $1,682,230 during 2001. In addition, $1,771,905 is included in other comprehensive income related to the remaining unrealized losses and $5,136,368 in unrealized gains associated with the settled hedge as of September 30, 2001.

      In the third quarter of 2000, the Company hedged an additional 5,000 MMBtu per day of natural gas. The hedge prices as of January 1, 2001 were at $4.01 per MMBtu for the months of January through December 2001. This hedge expires December 31, 2001. These hedges were not restructured and also remain in effect.

      As of January 1, 2001, the Company also had in place oil hedges for 175 barrels of oil per day in the first quarter of 2001, and 168 barrels of oil per day, 161 barrels of oil per day and 154 barrels of oil per day for the second through fourth quarters of 2001, respectively, all of which oil hedges were at $21.03 per barrel. These hedges also remain in effect.

      As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas through December of 2003 and varying quantities of its oil production through December of 2001. Third quarter 2001 hedges are approximately 67% of the Company's natural gas production and 54% of its oil production for such quarter. Future percentages will vary. (See also
Note 6 - Recent Events)

      The Company established a bonus plan based primarily upon year 2000 drilling which has the potential to pay every employee with the Company in 2000 a bonus primarily based upon oil and gas reserves developed in 2000 as contrasted with the cost to drill and complete the developed wells. The bonus paid to each employee would be a percentage of their individual salary paid in 2000. The plan allows the Company, at its discretion, to pay up to one-half of any such bonus in cash and one-half in Company common stock based upon the average closing price over the prior 90 days. Any bonus based upon year 2000 drilling is paid in April of each of the two years subsequent to the bonus plan year. A bonus payment, based upon gas and oil reserves developed in 2000, was paid in April 2001 totaling one-half the potential total estimated calculated amount. Such bonus was paid to individuals who were employed in 2000 who had not voluntarily left the Company or been discharged for cause prior to April of 2001. Accordingly, the amount paid in 2001 was earned and recognized as an expense in 2001. The payment was based upon actual sales in 2000 from wells developed through year-end 2000, plus the value calculated pursuant to an independent reserve report evaluating the remaining value of the wells developed in 2000 as of December 31, 2000. The total paid was $852,075, one-half in cash and one-half in the form of Company common stock. Reserves developed in 2000 will be re-evaluated as of December 31, 2001 based upon actual volumes sold from the wells developed in 2000 through such date, plus an amount as determined by an independent reserve report for projected production after such date. A second bonus calculation based upon 2000 activity will be determined from the evaluation as of December 31, 2001 of wells developed in 2000. This evaluation may be materially different from the earlier calculation. From the final amount so calculated, the bonus paid in April of 2001 will be subtracted. The balance, if any, will be paid as a bonus in April of 2002.
To be eligible for any April 2002 bonus payment based upon year 2000 activities, an employee must not have voluntarily left the Company or have been discharged for cause prior to April of 2002. Accordingly, a bonus payment, if any, based upon year 2000 results will be recognized as compensation expense if and when earned and paid in 2002.


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

      In accordance with the transition provisions of SFAS 133 as of January 1, 2001, the Company recorded a cumulative-effect type adjustment of ($14,909,492). As of September 30, 2001, this balance was $4,315,946 in OCI.
This balance will change from period to period, either up or down, in relation to commodity market prices as compared to the Company's derivative instruments in place at such time. The changes in the fair value of outstanding hedging positions for the three and nine months ended September 30, 2001 was $2,265,496 and $12,808,200, respectively. As a result of the implementation of SFAS 133, the Company also recorded non-cash losses on the settlement of derivative instruments, partially offset by unrealized gains on the collar premium. The non-cash losses of $168,471 and $2,090,358 for the three and nine month periods ended September 30, 2001 were net of non-cash gains of $616,900 and $1,682,230 for the three and nine months ended September 30, 2001 and resulted primarily from the required accounting treatment applicable to the restructuring of a natural gas hedge at $2.45 per MMBtu on January 25, 2001. The restructured portion of the hedge covered 5,000 MMBtu per day of natural gas from February 2001 through December 2001. The $2.45 per MMBtu hedge was restructured as a collar with a $3.25 put or floor and a $4.00 call or cap on volumes ranging from 7,500 to 8,000 MMBtu per day in 2001, 8,500 to 7,000 MMBtu per day in 2002 and volumes of 4,500 MMBtu per day in 2003. The result served to increase actual cash available in 2001. SFAS 133 treatment requires the amortization of non-cash charges equal to the mark-to-market value of the hedge as it existed before the restructure. In this case, a non-cash loss that must be recognized over the life of the hedge before it was restructured. This procedure resulted in non-cash losses of $1,850,701 and $5,046,693 in the three and nine month periods ended September 30, 2001. It will also result in $1,771,905 in additional non-cash charges against income over the final quarter of 2001. Non-cash credits to income will be recognized over the life of the collar as restructured, that is in the period February 2001 through December 2003. The net result will be net non-cash charges that serve to reduce income in 2001, and which serve to increase income in 2002 and 2003, as the collar is settled. Through September 30, 2001, approximately $1,682,230 of unrealized gains have been recognized in the income statement related to the restructuring hedge, which partially offset the amounts above.

6.    RECENT EVENTS

      On October 3, 2001, the Company hedged an additional 6,500 MMBtu per day for calendar year 2002 at a price of $2.90 per MMBtu. This is in addition to volumes as set forth in Note 4.

      On November 16, 2001, the Company executed definitive purchase and sale agreements for the sale of a 23.45% of 8/8th working interest in the Runnells field, including interests in the Runnells #3 and #5 wells which are producing and the Runnells #7 well which is currently drilling. The Company shall retain a 9.68% of 8/8th working interest in the proven reserves sold. It retains a 10.57% of 8/8ths working interest in certain delineation locations. Net proceeds to the Company payable at closing will be approximately $20,250,000 plus reimbursement of previously incurred costs on the Runnells #7 well attributable to the interests sold. Such previously incurred costs are estimated to be approximately $290,000 at September 30, 2001. The effective date is September 16, 2001. Closing is to be in two phases with approximately 87% of the funds to be paid on or about November 21, 2001 and the remaining balance in December 2001. The Company's borrowing base availability from Deutsche Bank pursuant to

Tranche A will be reduced by $6,500,000, thereby leaving a revised Tranche A borrowing base of $13,500,000 as a result of this sale. Tranche B availability will be reduced by $1,500,000 thereby leaving a revised Tranche B availability of $8,500,000. Total loans outstanding as of November 16,2001 total $28,499,999. As a result, the reduction will require payment to the bank of approximately $6,500,000 of the sale proceeds in reduction of outstanding loans. Remaining proceeds will be used to increase working capital and/or to pay down the Company's revolving line of credit with Deutsche Bank. Gain on the sale of the working interest, which gains will exceed $12,000,000 will increase the Company's tangible net worth. Pursuant to the sale agreement, Santos USA Corp, the purchaser, will assume the role of operator of the Runnells field. The Company continues an active participation with its remaining working interest. In the quarter ended September 30, 2001, net production for the Company attributable to the interests sold averaged 106 barrels of oil per day and 3,327 Mcf of natural gas per day.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis reviews Esenjay Exploration, Inc.'s results of operations for the three and nine month periods ended September 30, 2001 and 2000 and should be read in conjunction with the consolidated financial statements and notes related thereto. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of 3-D seismic surveys, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions of said reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting seismic surveys and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures as well as general industry and market conditions.

OVERVIEW

      A summary of the impact of the successful efforts accounting method as it relates to the Acquisitions and a survey of the Company's history is as follows:

      SUCCESSFUL EFFORTS ACCOUNTING AND RELATED MATTERS. The Company utilizes the successful efforts method of accounting. Under this method it expenses its exploratory dry hole costs and the field acquisition costs of 3-D seismic data as incurred. The undeveloped properties, which were acquired pursuant to the Acquisitions, were comprised primarily of interests in unproven 3-D seismic based projects, and were recorded in May of 1998 at an independently estimated fair market value of $54.2 million as determined by Cornerstone Ventures, L.P., a Houston, Texas based investment banking firm. Pursuant to the successful efforts method of accounting, the Company is amortizing such initial costs of unproved properties on a straight-line basis over a period not to exceed forty-eight months, as well as recognizing property specific impairments. As of September 30, 2001 the unamortized balance was $1,799,433. In the third quarter of 2001 this amortization resulted in a $763,500 expense. Hence significant non-cash charges primarily related to the accounting treatment of the Company's unproven properties have depressed reported earnings of the Company and will continue to do so in 2001; however, the non-cash charges will not affect cash flows provided by operating activities nor the ultimate realized value of the Company's natural gas and oil properties. The amortization of properties acquired pursuant to the Acquisitions will conclude not later than May of 2002.

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

      In accordance with the transition provisions of SFAS 133 as of January 1, 2001, the Company recorded a cumulative effect-type adjustment of ($14,909,492). As of September 30, 2001, the recorded cumulative effect-type adjustment was $4,315,945 in OCI. This adjustment will change from period to period, either up or down, in relation to commodity market prices as compared to the Company's derivative instruments in place at such time. As a result of the implementation of SFAS 133, the Company also recorded a non-cash loss on the settlement of derivative instruments in the first quarter of 2001. The non-cash losses of $168,471 and $2,090,358 for the three and nine month periods ending September 30, 2001 resulted primarily from the required accounting treatment applicable to the restructuring of a natural gas hedge at $2.45 per MMBtu on January 25, 2001. The restructured portion of the hedge covered 5,000 MMBtu per day of natural gas from February 2001 through December 2001. The $2.45 per MMBtu hedge was restructured as a collar with a $3.25 put or floor and a $4.00 call or cap on volumes ranging from 7,500 to 8,000 MMBtu per day in 2001, 8,500 to 7,000 MMBtu per day in 2002 and volumes of 4,500 MMBtu per day in 2003. The result served to increase actual cash available in 2001. SFAS 133 treatment requires the amortization of non-cash charges equal to the mark-to-market value of the hedge as it existed before the restructure. In this case, a non-cash loss that must be recognized over the life of the hedge before it was restructured. This procedure resulted in non-cash losses in the three and nine month periods ended September 30, 2001. It will also result in $1,771,905 in additional non-cash charges against income over the final quarter of 2001. Non-cash credits to income will be recognized over the life of the collar as restructured, which is in the period February 2001 through December 2003. The net result will be net non-cash charges that serve to reduce income in 2001, and which serve to increase income in 2002 and 2003, as the collar is settled.

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


      OVERVIEW OF 2001 ACTIVITIES. The Company believes it entered 2001 in a position to continue to expand its production and reserves via exploration activities on its technology-enhanced projects. By utilizing the increased capital available to it from operating cash flow, financings and industry partner transactions, the Company continues to pursue an aggressive exploration budget in its major trends of activity. The Company's net daily production has varied throughout the year and reached an average of 423 barrels of oil per day and 20,524 Mcf natural gas per day in September of 2001.

      In August of 2001, the Company amended its credit facility with Deutsche Bank AG, New York Branch. The amended facility provides for the bank to loan up to $40 million in two tranches. Tranche A is a $30 million revolving credit facility with $20 million available and $16,499,999 outstanding as of September 30, 2001. No principal amortization is required on Tranche A until August of 2002, at which time it will begin to amortize over four years unless restructured. The Tranche B balance outstanding at September 30, 2001 was $10 million and is payable interest only until due in August 2003.

       On November 16, 2001, the Company executed definitive purchase and sale agreements for the sale of a 23.45% of 8/8th working interest in the Runnells field, including interests in the Runnells #3 and #5 wells which are producing and the Runnells #7 well which is currently drilling. The Company shall retain a 9.68% of 8/8th working interest in the proven reserves sold. It retains a 10.57% of 8/8ths working interest in certain delineation locations. Net proceeds to the Company payable at closing will be approximately $20,250,000 plus reimbursement of previously incurred costs on the Runnells #7 well attributable to the interests sold. Such previously incurred costs are estimated to be approximately $290,000 at September 30, 2001. The effective date is September 16, 2001. Closing is to be in two phases with approximately 87% of the funds to be paid on or about November 21, 2001 and the remaining balance in December 2001. The Company's borrowing base availability from Deutsche Bank pursuant to Tranche A will be reduced $6,500,000 as a result of this sale. Tranche B availability will be reduced $1,500,000. Total loans outstanding as of November 16, 2001 total $28,499,999. As a result this will require principal repayments of approximately $6,500,000 to the lower total outstanding balance to be with the revised borrowing limits which will total $13,500,000 for Tranche A and $8,500,000 for Tranche B. Remaining proceeds will be used to increase working capital and/or to pay down the Company's revolving line of credit with Deutsche Bank. Gain on the sale of the working interest of over $12,000,000 will increase the Company's tangible net worth. Pursuant to the sale agreement Santos USA Corp, the purchaser, will assume the role of operator of the Runnells field. The Company continues an active participation with its remaining working interest. In the quarter ended September 30, 2001, net production for the Company attributable to the interests sold averaged 106 barrels of oil per day and 3,327 Mcf of natural gas per day.

      In the third quarter the Company incurred a decline in its working capital due to a combination of factors. Declining natural gas prices resulted in a drop in anticipated revenues. Cost overruns in several drilling projects due to operational difficulties resulted in unusually large expenditures. Also, reconciliation of certain clearing accounts resulted in an increase in fixed assets offset by decreases in working capital. As a result, the Company deferred certain of its planned fourth quarter 2001 capital expenditures pending completion of the above-described sale of an interest in the Runnells field. With its now strengthened working capital and increased cash resources, its current operating cash flow and the proceeds of anticipated sales of select Exploration Project interests to industry partners, the Company believes it is positioned to fund an aggressive budget of drilling and exploration activities in 2002, the results of which are intended to expand net production and proven gas and oil reserves.

      In the nine months ended September 30, 2001, the Company participated in 38 new wells that reached total depth and were logged. Of these 38 wells, 13 were dry holes, 16 were producing, and 9 were scheduled to commence production upon completion and pipeline connections. Since September 30, 2001 and through November 1, 2001, it participated in 2 additional wells that reached total depth, were logged, and were dry holes. As of November 1, 2001, there was 1 additional well drilling.

      The Company expects to commence production on several recently drilled wells in the fourth quarter of 2001. These wells include the Temple Inland #19-1, The Runnells #7 and the J.C. Lewis #1 and #2 wells. Net production from these wells, once they are all on line, is expected to replace third quarter net production attributable to the above described interests in the Runnells field which interests are subject to the above referenced purchase and sale agreements.

      The Company's revised budget for the year currently projects participating in at least 46 new wells in 2001. Through this exploration program, the Company believes it can significantly expand its net production and net gas and oil reserves throughout the year ahead. By partially monetizing an interest in the Runnells field the Company will lose approximately 10,895 Mcfe per day in net production. The Company believes it can rapidly replace these quantities and then resume its trend of increasing net production. Growth in net revenues and operating cash flow will be partially contingent upon product prices. Its remaining 2001 and its year 2002 drilling activity will continue to be divided between a continuation of exploratory drilling on high potential target features, and field delineation and development drilling associated with the Company's recent field discoveries. An array of lower risk prospects will also be drilled, the cost of which will be a modest portion of the capital budget.

RESULTS OF OPERATIONS

      The following table sets forth certain operating information of the Company during the periods indicated:

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30                          SEPTEMBER 30
                                                        2001                 2000              2001                2000
                                                    -------------       ------------        -----------        -----------
PRODUCTION:
      Gas (MMcf) ...............................      1,786.171            1,540.70          4,929.717            4,369.30
      Oil and condensate (MBbls) ...............         27.472               46.30             87.735              130.90
      Total equivalent (Mmcfe) .................       1,951.01            1,818.50          5,456.127            5,154.70
AVERAGE SALES PRICE:(1)
      Gas (per Mcf) ............................     $     3.76          $     4.35         $     5.22          $     3.48
      Oil and condensate (per Bbl) .............     $    25.38          $    27.84         $    28.58          $    27.35
AVERAGE EXPENSES (PER MCFE):
      Lease operating ..........................     $      .69          $      .11         $      .50          $      .13


(1) Including the effects of hedging activities, the average gas and oil sales price was $3.60/mcf and $19.10/bbl for the three months ended September 30, 2001, and $3.71/mcf and $25.49/bbl for the three months ended September 30, 2000, respectively, and $4.29/mcf and $24.92/bbl for the nine months ended September 30, 2001 and $3.11/mcf and $24.94/bbl for the nine months ended September 30, 2000, respectively.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

      REVENUE. Total revenues decreased 3% from $7,760,087 for the third quarter ended September 30, 2000 to $7,513,195 for the third quarter ended September 30, 2001. This is primarily attributed to a reduction in natural gas and oil prices in the period which resulted in gas and oil revenues being $568,563 lower in the period, and is further attributable to the other factors as set forth below.

      GAS AND OIL REVENUES. Total gas and oil revenues decreased from $7,983,234 for the third quarter of 2000 to $7,414,671 for the third quarter of 2001. This resulted in a 7% decrease to gas and oil revenues. The decrease is attributable to decreases in average natural gas sales prices, partially offset by increases in natural gas and oil production.

      REALIZED LOSS ON COMMODITY TRANSACTIONS. In the third quarter of 2001, the Company realized a loss of $245,687 on commodity transactions, as contrasted with a loss of $1,680,669 in the third quarter of 2000. These losses result from the variance between product prices and hedges in place. The 2000 loss was higher due to a greater disparity between product prices and hedge prices in the period than in 2001.

      UNREALIZED LOSS FROM HEDGING ACTIVITIES. The non-cash loss on from hedging activities is incurred as a result of the implementation of SFAS 133 on January 1, 2001. There was no comparable entry in 2000. The non-cash loss of $168,471 in the third quarter of 2001 resulted primarily from the required accounting treatment applicable to the restructuring of a natural gas hedge at $2.45 per MMBtu on January 25, 2001. The restructured portion of the hedge covered 5,000 MMBtu per day of natural gas from February 2001 through December 2001. The $2.45 per MMBtu hedge was restructured as a collar with a $3.25 put or floor and a $4.00 call or cap on volumes ranging from 7,500 to 8,000 MMBtu per day in 2001, 8,500 to 7,000 MMBtu per day in 2002 and volumes of 4,500 MMBtu per day in 2003. The result served to increase actual cash available in 2001. SFAS 133 treatment requires the amortization of non-cash charges equal to the mark-to-market value of the hedge as it existed before the restructure. In this case, a non-cash loss will be recognized over the life of the hedge before it was restructured. This procedure resulted in a non-cash loss of $1,850,701 in the third quarter. It will also result in $1,771,905 in additional non-cash charges against income in the final quarter of 2001. Non-cash credits to income will be recognized over the life of the collar as restructured, which is in the period February 2001 through December 2003. The net result will be net non-cash charges that serve to reduce income in 2001, and which serve to increase income in 2002 and 2003. During the three months ended September 30, 2001, approximately $617,000 of unrealized gains have been recognized in the income statement related to the restructured hedges, which partially offset the amounts above.

      GAIN ON SALE OF ASSETS. Gain on sale of assets decreased 96% from $1,311,681 in the third quarter of 2000 to $47,748 in the third quarter of 2001. The gain on sale of assets in the third quarter of 2000 of $1,311,681 was attributable to sales of interests to industry partners in certain of the Company's projects. The largest component was a gain of $1,797,707 recognized in conjunction with a sales transaction with an interest in a 3-D seismic project overlying the Company's Papalote Project area. The balance of the gain in 2000 and the gain in 2001 was comprised of gains on a series of smaller sales, primarily sales of working interests to industry partners in wells anticipated to be drilled during the year.

      OPERATING FEES. The 133% increase in revenue from operating fees from $116,108 in the third quarter of 2000 to $270,288 in the third quarter of 2001 is basically attributable to increased volume of activity.

      OTHER REVENUES. Other revenues in the third quarter of the year 2001 increased to $194,646 from $29,733 in the third quarter of 2000.

      COSTS AND EXPENSES. Total costs and expenses of the Company decreased 1% from $14,057,986 for the third quarter ended September 30, 2000 to $13,918,282 for the third quarter ended September 30, 2001. This is primarily due to changes discussed in the categories below.

      LEASE OPERATING EXPENSES. Lease operating expense increased 567% from $213,291 for the third quarter of 2000 to $1,422,153 for the third quarter of 2001. This is due to the increased lease operating activity of the Company and the greater operating costs of certain wells in 2001. Of the total third quarter lease operating expenses approximately $388,000 represents non-recurring expenses.

      PRODUCTION TAXES. Production taxes decreased 36% from $561,678 for the third quarter of 2000 to $357,120 for the third quarter of 2001. The decrease in production taxes is primarily attributable to reduced natural gas prices in the third quarter of 2001, as compared to the third quarter 2000.

      DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A"). Depreciation, depletion and amortization ("DD&A") increased 7% from $2,772,310 for the third quarter of 2000 to $2,956,382 for the third quarter of 2001. The increase to DD&A is attributed to volumes and the number of wells combined with increased book value per unit of proven gas and oil reserves.

      AMORTIZATION OF UNPROVED PROPERTIES. Amortization of unproved properties decreased 41% from $1,294,400 in the third quarter of 2000 to $763,500 in the third quarter of 2001. The Company has amortized the undeveloped and unevaluated value of the properties acquired pursuant to the Acquisition Agreement between the Company, EPC, and Aspect over a period not to exceed 48 months. The amounts are amortized until the applicable properties are moved into the proven property base or reduced to zero by amortization or impairment. Since the first quarter of 1999, the amortization pool has decreased due to certain properties being moved into the proven property base, and further decreased by the sale of certain unproven, undeveloped project interests to industry partners. As a result, the amortization pool is a lower amount, which has resulted in the lower amortization for the first and third quarters of 2001. As of September 30, 2001, $1,799,433 remained in this amortization pool. Also see Overview-Successful Efforts Accounting and Related Matters.

      IMPAIRMENT OF ASSETS. The Company recognized $3,887,786 of impairments for the three months ended September 2001 as compared to $941,639 for the three months ended September 30, 2000. The 2001 impairments are attributable to impairments in an array of the Company's gas and oil property balances when evaluated in conjunction with book value, project potential and market conditions. There were more isolated and specific impairments in 2000.

      EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL. Exploration costs - geological and geophysical decreased 97% from $2,839,217 for the third quarter of 2000 to $84,800 for the third quarter of 2001. These exploration costs reflect costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's technology enhanced exploration program on the Exploration Projects has required the acquisition and interpretations of substantial quantities of such data. The Company considers 3-D seismic data a valuable asset; however, its successful efforts accounting method requires such costs to be expensed for accounting purposes. Differences between 2000 and 2001 costs are attributable to a reduced field acquisition of new 3-D seismic data in 2001 as compared to 2000 as the Company has focused more on the exploration of its existing 3-D seismic data in 2001.

      EXPLORATION COSTS - DRY HOLE. Exploration costs - dry hole decreased 39% from $3,300,617 for the third quarter of 2000 to $2,018,311 in the third quarter of 2001. The decrease is the result of normal variance in the timing of drilling and the incurrance of dry holes.

      INTEREST EXPENSE. Interest expense increased 56% from $292,759 for the third quarter of 2000 to $457,668 for the same period 2001 due to increased loans outstanding. The Company capitalized a portion of its interest associated with its on-going projects, of which capitalized amounts totaled $164,398 for the third quarter of 2000 and $48,306 for the third quarter of 2001. Increased interest expense reported in the quarter is due to larger outstanding principal balances combined with a lower percentage of total interest being capitalized

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 11% from $1,678,855 for the third quarter of 2000 to $1,859,093 for the third quarter of 2001. This increase is primarily attributable to increased staffing required as a result of the Company's expansion and to certain costs associated with increasing management reporting system efficiencies. The Company intends to review all general and administrative costs in the fourth quarter of 2001 in order to identify areas for 2002 reductions which could lower 2002 total general and administrative costs.

      NET LOSS PER COMMON SHARE. Net loss per common share increased from a net loss of $0.33 per share for the third quarter of 2000 to a net loss of $0.34 per share for the third quarter of 2001. Due to the factors enumerated above, there was an increase in net loss applicable to common stockholders of $107,188 from the third quarter of 2000 as compared to the third quarter of 2001. Approximately 19,085, 000 weighted average common equivalent shares were outstanding at September 30, 2001 as compared with approximately 18,883,000 at September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

      REVENUE. Total revenues decreased 12% from $25,809,640 for the nine months ended September 30, 2000 to $22,725,713 for the nine months ended September 30, 2001. The primary reason for the decrease was a decrease in gain on sale of assets from $9,468,399 in 2000 to $675,284 in 2001 and the non-cash loss on derivative transactions reported pursuant to the requirements of SFAS 133. Gas and oil revenues increased in the period from $18,903,840 in 2000 to $28,242,729 in 2001. The overall change was the result of the factors listed and discussed below.

      GAS AND OIL REVENUES. Total gas and oil revenues increased 49% from $18,903,840 for the nine months ended September 30, 2000 to $28,242,729 for the nine months ended September 30, 2001. This increase is significantly impacted by general increases in commodity prices in 2001 over 2000, combined with an increase in production.

      REALIZED LOSS ON COMMODITY TRANSACTIONS. The Company realized a loss from various commodity transactions of $4,930,795 for the nine months ended September 30, 2001. This contrasted with a net loss of $2,985,847 in the first nine months of 2000. This loss results from actual commodity prices for the period being greater or less than the Company's hedge price on natural gas or oil. Commodity price increases for much of 2001 resulted in the greater loss for the period.

      UNREALIZED LOSS FROM HEDGING ACTIVITIES. The non-cash loss from hedging activities is incurred as a result of the implementation of SFAS 133 on January 1, 2001. There was no comparable entry in 2000. The non-cash loss of $2,090,358 in the first nine months of 2001 resulted primarily from the required accounting treatment applicable to the restructuring of a natural gas hedge at $2.45 per MMBtu on January 25, 2001. The restructured portion of the hedge covered 5,000 MMBtu per day of natural gas from February 2001 through December 2001. The $2.45 per MMBtu hedge was restructured as a collar with a $3.25 put or floor and a $4.00 call or cap on volumes ranging from 7,500 to 8,000 MMBtu per day in 2001, 8,500 to 7,000 MMBtu per day in 2002 and volumes of 4,500 MMBtu per day in 2003. The result served to increase actual cash available in 2001. SFAS 133 treatment requires the amortization of non-cash charges equal to the mark-to-market value of the hedge as it existed before the restructure. In this case, a non-cash loss will be recognized over the life of the hedge before it was restructured. This procedure resulted in a non-cash loss of $5,046,693 in the first nine months. It will also result in $1,771,905 in additional non-cash charges against income in the final quarter of 2001. Non-cash credits to income will be recognized over the life of the collar as restructured, which is in the period February 2001 through December 2003. The net result will be net non-cash charges that serve to reduce income in 2001, and which serve to increase income in 2002 and 2003. Through September 30, 2001, approximately $1,682,000 of unrealized gains have been recognized in the income statement related to the restructured hedges, which partially offset the amounts above.

      GAIN ON SALE OF ASSETS. Gain on sale of assets decreased 93% from $9,468,399 in the first nine months of 2000 to $675,284 in the first nine months of 2001. The gain on sale of assets in 2000 of $9,468,399 was attributable to sales of interests to industry partners in certain of the Company's projects. The largest components of the total in 2000 were a $6,607,211 gain on the sale of interests in the Company's 3-D seismic Raymondville Project and a gain of $1,797,707 recognized in conjunction with a sales transaction with an interest in a 3-D seismic project overlying the Company's Papalote Project area. The gain in 2001 was primarily the sale of interests in the Lafite Project to industry partners, combined with gains on a series of smaller sales, primarily the result of sales of working interests to industry partners in wells anticipated to be drilled during the year.

      OPERATING FEES. The 80% increase in revenue from operating fees from $341,586 in the first nine months of 2000 to $613,557 in the first nine months of 2001 is attributable to the increased volume of the Company's activity.

      OTHER REVENUES. There was a 164% increase in other revenues from $81,662 in the first nine months of 2000 to $215,296 in the first nine months of 2001.

      COSTS AND EXPENSES. Total costs and expenses of the Company decreased 1% from $31,568,633 for the nine months ended September 30, 2000 to $31,138,098 for the nine months ended September 30, 2001. The primary factors are set forth and discussed below.

      AMORTIZATION OF UNPROVED PROPERTIES. Amortization of unproved properties decreased from $4,176,000 in the first nine months of 2000 to $2,471,800 in the first nine months of 2001. The Company has amortized the undeveloped and unevaluated value of the properties acquired pursuant to the Acquisition Agreement between the Company, EPC, and Aspect over a period not to exceed 48 months. The amounts are amortized until the applicable properties are moved into the proven property base or reduced to zero by amortization or impairment. Since the first quarter of 1999, the amortization pool has decreased due to certain properties being moved into the proven property base, and further decreased by the sale of certain unproven, undeveloped project interests to industry partners. As a result, the amortization pool is a lower amount, which has resulted in the lower amortization for the first nine months of 2001. As of September 30, 2001, $1,799,433 remained in this amortization pool. Also see Overview-Successful Efforts Accounting and Related Matters.

      IMPAIRMENT OF ASSETS. The Company recognized $4,525,399 in impairments for the nine months ended September 30, 2001 as compared to $938,628 for the nine months ended September 30, 2000. The increase is attributable to impairments recognized in the third quarter which resulted from a review of all gas and oil properties book values, project potentials and market conditions.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 18% from $5,176,476 for the nine months ended September 30, 2000 to $6,094,124 for the nine months ended September 30, 2001. This was partially due to additional personnel and partially due to personnel upgrades. Management believes the upgrades can lead to better reporting and greater efficiency and can lead to reductions in general and administrative cost in 2002.

      DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). Depletion, depreciation and amortization ("DD&A") increased 16% from $7,185,419 for the nine months ended September 30, 2000 to $8,301,294 for the nine months ended September 30, 2001. The increase in DD&A is due to changes in production profiles and due to a larger book value per unit of proven gas and oil reserves.

      LEASE OPERATING EXPENSES. Lease operating expenses increased 306% from $690,711 for the nine months ended September 30, 2000 to $2,804,415 for the nine months ended September 30, 2001. The increase in lease operating expenses relates primarily to an increase in the number of producing wells and to increased operating costs on certain wells. Of the total lease operating costs for the period approximately $388,000 represents non-recurring costs.

      INTEREST EXPENSE. Interest expense increased 55% from $853,394 for the nine months ended September 30, 2000 to $1,326,092 for the nine months ended September 30, 2001. The increase in interest expense was attributable to increased borrowing pursuant to its credit facility.

      PRODUCTION TAXES. Production taxes increased 37% from $1,360,712 for the nine months ended September 30, 2000 to $1,864,913 for the nine months ended September 30, 2001. This increase in production taxes relates to the increase in gas and oil revenues.

      EXPLORATION COSTS - GEOLOGICAL AND GEOPHYSICAL. Exploration costs - geological and geophysical decreased 96% from $4,550,324 for the first nine months of 2000 to $170,047 for the first nine months of 2001. These exploration costs reflect costs of topographical, geological and geophysical studies and include the expenses of geologists, geophysical crews and other costs of acquiring and analyzing 3-D seismic data. The Company's technology enhanced exploration program on the Exploration Projects has required the acquisition and interpretations of substantial quantities of such data. The Company considers 3-D seismic data a valuable asset; however, its successful efforts accounting method requires such costs to be expensed for accounting purposes. Differences between 2000 and 2001 costs are primarily attributable to the Company's focus on exploitation of its existing 3-D data in 2001.

      EXPLORATION COSTS - DRY HOLE. Exploration costs - dry hole decreased 47% from $6,225,277 for the nine months ended September 30, 2000 to $3,309,041 for the nine months ended September 30, 2001. The decrease is attributable to drilling fewer dry holes combined with smaller working interests in certain of those wells.

      NET INCOME LOSS PER COMMON SHARE. Net loss per common share increased from $0.31 per share for the nine months ended September 30, 2000 to $0.44 per share for the nine months ended September 30, 2001. Due to factors mentioned above, there was an increase in net loss applicable to common stockholders of $2,653,392 from the nine months ended September 30, 2000 as compared to the nine months ended September 30, 2001. Approximately 19,032,000 weighted average common equivalent shares were outstanding for the nine months ended September 30, 2001 as compared with approximately 18,864,000 for the same period September 30, 2000.

KNOWN AND ANTICIPATED TRENDS, CONTINGENCIES AND DEVELOPMENTS IMPACTING FUTURE OPERATING RESULTS

      The Company's future operating results will continue to be substantially dependent upon the success of the Company's efforts to develop its exploration projects including the projects acquired in the Acquisitions and thereafter.


      Management continues to believe these projects represent the most promising prospects in the Company's history. Production from wells drilled from 1998 through the present on projects acquired pursuant to the Acquisitions have continued to substantially increase the Company's gas and oil production and, until recently effected by declines in natural gas prices, its revenues. The recently contracted the sale of a 23.45% working interest in the Runnells field effective September 16, 2001, which sale is to close in the current quarter, represents a sale of 3,963 Mcfe per day of net gas and oil production to the Company in the third quarter of 2001. Assuming the successful closing of the sale, fourth quarter 2001 production will be reduced. If the sale did not close, working capital would be significantly reduced and the Company would be reqired to seek an alternative sale of project interests. The Company believes that new discoveries expected to commence production in the fourth quarter, including the Temple Inland #19-1, the J.C. Lewis #1 and #2 wells, and the Runnells #7 well will allow it to rapidly replace the sold production and then resume the trend of increasing net gas and oil production. The capital expenditures planned in late 2001 and in 2002 will, however, continue to require substantial outlays of capital to explore, develop and produce. The Company believes the field delineation and development drilling which will comprise a significant portion of its 2002 capital expenditures plan enhance the likelihood of significant increases in its net daily production in 2002.

LIQUIDITY AND CAPITAL RESOURCES


      The Company business plan called for net expenditures of $26 million in drilling, completion, land and seismic costs for 2001. It will exceed this amount by year end. It is currently preparing its 2002 budget and expects to continue an aggressive exploration budget. The Company's sources of financing include borrowing capacity under its credit facilities; the sale of promoted interests in the Exploration Projects to industry partners and cash provided from operations.

      The Company entered 2001 having gone from nominal second quarter 1998 gas and oil production revenues of approximately $35,000 per month and large operating cash flow deficits to a company which averaged over $3,500,000 per month in gas and oil revenues in the fourth quarter of 2000. Decreases in natural gas prices in 2001 resulted in lowering monthly gas and oil revenue in the third quarter to approximately $2,470,000 per month, this despite recent trends of increasing net daily production. After a downward adjustment to reflect the recent sale of a 23.45% interest in the Runnells field, net gas and oil production is expected to continue to increase as new gas and oil production from wells drilled and drilling in 2001 continues to come on line. Such increases could be limited to the extent offset by potential decreases in the sales price of gas or oil produced.

      The Company ended 2000 with a deficit working capital of approximately $4.7 million. At the end of the third quarter, the deficit was approximately $10.1 million. This was prior to the effect of the recent sale of an interest in the Runnells field for $20,252,470 plus reimbursement of certain previously incurred costs estimated to be $289,803 as of September 30, 2001. In the third quarter the Company incurred a decline in its working capital due to a combination of factors. Declining natural gas prices resulted in a drop in anticipated revenues. Cost overruns in several drilling projects due to operational difficulties resulted in unusually large expenditures. Also, reconciliation of certain clearing accounts resulted in an increase in fixed assets offset by decreases in working capital. As a result, the Company deferred certain of its planned fourth quarter 2001 capital expenditures pending completion of the above-described sale of an interest in the Runnells field. In the quarter ended September 30, 2001, net production to the Company attributable to the interests sold averaged 106 barrels of oil per day and 3,327 Mcf of natural gas per day. At completion of the sale the Company will incurr a $6,500,000 reduction in availability pursuant to Tranche A and a $1,500,000 reduction in availability pursuant to Tranche B of its credit facility with Deutsche Bank attributable to the working interest sold. This will require the Company to pay down $6,499,999 of loans outstanding in order to reduce loans outstanding to the reduced limits. The balance of the proceeds will be available to increase working capital or to pay down its revolving credit facility with the bank.

      On August 13, 2001, the Company finalized an amendment to its credit agreement with Deutsche Bank. The credit facility with Deutsche Bank now continues in two tranches; $20 million was available under Tranche A at

September 20, 2001, and $10 million under Tranche B. As of September 30, 2001, $16,499,999 was outstanding on Tranche A and $10,000,000 outstanding on Tranche B. Tranche A availability will be reduced to $13,500,000 and Tranche B availability to $8,500,000 upon closing the sale of working interest in the Runnells field anticipated on or about November 21, 2001. Tranche A is a revolving facility with no required principal payments until July 31, 2002, at which time it converts into a four year quarterly amortizing term loan. Tranche B is payable interest only until August 13, 2003, at which time the principal balance is also due. Both loans are at a varied interest rate. Tranche A utilizes either Deutsche Bank's alternative interest rate or the London interbank rate plus 2%. Tranche B is 2% higher. Undrawn funds will be available for future activities of the Company. The facility is secured by a mortgage on most proven properties currently owned by the Company. In addition, the Company has a negative pledge and an agreement to mortgage any of the Company's unproven projects or properties at the demand of the bank. In addition to the foregoing, Deutsche Bank AG received a 1.5% overriding royalty interest, proportionately reduced to the Company's net interest, on the gas and oil properties classified as proven as of the date of initial closing on January 24, 2000, and an agreement that the Company would convey to the bank a 1.5% overriding royalty interest, proportionately reduced to the Company's net interest, on future proven wells on the date any such future wells are logged, for as long as funds are outstanding pursuant to Tranche B. In the event the Tranche B loans are repaid in full prior to August 13, 2003, the Company may redeem the overriding royalty interests conveyed to Deutsche Bank AG for an amount equal to (a) an amount which, when added to the interest paid to Deutsche Bank AG, plus revenues received by Deutsche Bank AG from the overriding royalties conveyed to Deutsche Bank AG, would provide to Deutsche Bank AG an internal rate of return of approximately 15%, plus (b) 60% of the then remaining present value of the overriding royalties to be redeemed after subtracting the amount calculated in (a) above. In addition, Deutsche Bank received on January 24, 2000 a five-year warrant to purchase 250,000 shares of the Company's common stock at a price equal to $1.50 per share. At the time of amendment to the credit agreement on August 13, 2001, the bank also received a five year warrant to purchase 125,000 shares of the Company's common stock for $3.00 per share. The Company expects future increases in the Tranche A borrowing base in the event its proven oil and gas reserves continue to grow. This plan allows for the Company's operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs) to be utilized to fund the Company's capital budget in late 2001 and 2002.

      Pursuant to the Company's credit agreement with Deutsche Bank, it has certain covenants regarding current interest coverage ratios and other covenants regarding which it is expected to be in compliance at the end of each quarter. As of September 30, 2001, the Company's current ratio was 0.72 to 1.0 and the Company's tangible net worth as calculated for covenant purposes and which excludes all effects of SFAS 133 was $18,857,576; both of which were, therefore, in noncompliance. This was due to decline in working capital in the quarter and to impairments to properties recognized in the quarter. Deutsche Bank has waived said noncompliance at September 30, 2001. The Company believes closing of the sale of a 23.45% working interest in the Runnells field will significantly improve its current ratio and its tangible net worth since September 30, 2001. This expected improvement is due to the sale of an interest in a project pursuant to purchase and sale agreements executed November 16, 2001 and pursuant to which the Company will realize aproximately $20,250,000 in cash upon closing. Closing is to be in two phases with approximately 87% of the funds to be paid on or about November 21, 2001 and the balance in December 2001. In the event the sale does not close, the anticipated improvement in working capital would not occur. In such event the Company would seek alternative sales of project interest to increase working capital. Concurrent with the expected closing, the borrowing base pursuant to Tranche A will be reduced to $13,500,000 and Tranche B to $8,500,000. Although the Company believes it can be in compliance with both of these covenants throughout the remainder of 2001 and beyond, there can be no assurance that it will be in compliance. As a result, it is possible that additional waivers may be needed in the future. In the event Deutsche Bank did not grant such waivers, if needed, the Company would be in noncompliance of the covenants and would seek alternative financing arrangements.

      The Company historically has addressed its long-term liquidity needs through the issuance of debt and equity securities, through bank credit and other credit facilities, sales of project interests to industry partners and with cash provided by operating activities. Its major obligations as of September 30 2001, consisted principally of (i) servicing loans under the credit facilities with Deutsche Bank, (ii) funding of the Company's exploration activities, and (iii) funding of the day-to-day operating costs. This is also true as of the date of filing of this Form 10-QSB.

      The Company intends to continue an ambitious capital expenditure program in 2002. Cash on hand, cash available pursuant to the Deutsche Bank credit facility, and cash flow from operations will contribute significantly to said budgets. These funds may be supplemented by the sale of project interests to industry partners for the purpose of managing exposure to individual wells and/or to increase available cash.

      The Company expects to fund a substantial portion of its remaining 2001 and its 2002 capital budget from its cash flow from operations. The 23.45% working interest in the Runnells field, which is subject to purchase and sale agreements and is expected to close in the fourth quarter, contributed approximately 3,963 net Mcfe per day to the Company's net third quarter production. Total net third quarter production averaged approximately 21,207Mcfe per day. The Company expects to commence production from its Temple Inland #19-1, J.C. Lewis #1 and #2, and the Runnells #7 wells in the fourth quarter, which are anticipated to offset the net volumes sold by year end. The Company will continue to expend a significant portion of its capital budget on field delineation and development wells in the Runnells, Hordes Creek and other fields. The Company expects this delineation and development drilling activity, combined with its ongoing exploratory drilling program, to lead to increased net daily production throughout 2002. This, in turn, would lead to increased capital resources throughout the year. In the event net daily production does not increase, or lower product prices offset the potential revenue from greater production, or both, the Company would be more dependent upon sales of project interests to industry partners or credit facilities to support its capital budget. If such sources were not available, the capital budget would then have to be reduced.

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

      The Company markets its natural gas through monthly spot sales. Because sales made under spot sales contracts result in fluctuating revenues to the Company depending upon the market price of gas, the Company may enter into various hedging agreements to minimize the fluctuations and the effect of price declines or swings. The Company had hedge agreements in place covering January 2001 natural gas production of 7,191 MMBtu per day at $2.45 per MMBtu and covering 5,000 MMBtu per day at $4.01/MMBtu. It also had a hedge agreement in place covering January 2001 oil production 175 barrels of oil per day at $21.03/barrel. Hedge agreements were in place covering 5,000 MMBtu per day of February through September, 2001 natural gas production at $4.01/MMBtu. It also had a natural gas collar in place covering 7,500 MMBtu per day of February and March 2001 natural gas production, and 7,900 MMBtu per day of April, May and June 2001 natural gas production and 8,000 MMBtu per day of July, August and September, 2001 natural gas production, which collar was comprised of a $3.25 put or floor and a $4.00 call or cap. In February and March 2001, oil production totaling 175 barrels of oil per day and in April, May and June oil production totaling 168 barrels of oil per day, and in July, August and September oil production totaling 161 barrels of oil per day was hedged at $21.03/barrel.

      The Company currently has 5,000 MMBtu per day of natural gas production hedged at $4.01/MMBtu for the fourth quarter of 2001. It also has 8,000 MMBtu per day of fourth quarter 2001 natural gas production covered by a collar with a $3.25 floor and a $4.00 cap. Oil production hedged at $21.03/barrel totaled 154 barrels per day in the fourth quarter of 2001. It also has a collar position in place on natural gas production in 2002 and 2003 covering volumes that range from 4,500 MMBtu per day to 8,500 MMBtu per day which position is at a $3.25 floor and a $4.00 cap, and it has a natural gas hedge in place covering 6,500 MMBtu per day of natural gas production for calendar year 2002 at $2.90 per MMBtu. As a result of the above-referenced transactions, the Company has hedged varying quantities of its natural gas and oil production through December of 2003. Third quarter 2001 hedges are estimated to approximate 67% of the Company's natural gas and 54% of its oil production for such quarter. Future percentages will vary.

      WORKING CAPITAL. In the third quarter the Company incurred a decline in its working capital due to a combination of factors. Declining natural gas prices resulted in a drop in anticipated revenues. Cost overruns in several drilling projects due to operational difficulties resulted in unusually large expenditures. Also, reconciliation of certain clearing accounts resulted in an increase in fixed assets offset by decreases in working capital. At September 30, 2001, the Company had total current assets of $13,716,273 and total current liabilities of $23,840,340. This resulted in a working capital deficit of $10,124,067. It had availability under its credit lines of $3,500,001. Working capital is expected to substantially increased in November of 2001 pursuant to the closing of the sale of a working interest in the Runnells field. Pursuant to the expected closing of said sale the Company will realize approximately $20,250,000 in net sales proceeds plus it shall recover an estimated

$290,000 in pre effective date drilling costs on one well it had incurred as of September 30, 2001. Approximately $6,500,000 of the expected proceeds will be paid to Deutsche Bank pursuant to a reduction of $8,000,000 in available credit lines as the result of the sale. Remaining proceeds were available to increase working capital, pay down revolving credit lines and for other general corporate purposes. The sale is to be closed in two phases with approximately $17,552,000 plus reimbursement of certain pre effective date drilling costs to be paid on or about November 21, 2001 and approximately $2,700,000 in December 2001. In the event the sale does not close, working capital would not be increased and the Company would seek alternative sales of project interests to increase working capital.

      The Company expects to maintain a strong working capital position throughout the balance of 2001 and first quarter of 2002. The Company expects future gas and oil production, after a downward adjustment for the production volumes sold, will generate growing cash flow from operations, which may also enhance the Company's future working capital position. The net working capital can be negatively effected by the Company's continuing aggressive capital expenditures program on its exploration projects or by decreases in natural gas or oil prices. The Company's pace of drilling in late 2001 and 2002 combined with other factors set forth in this section regarding liquidity and capital resources served to diminish its liquidity. This liquidity will, subject to closing of the sale of a working interest in the Runnells field, be significantly strengthened in the fourth quarter. To the extent a future working capital shortfall develops due to capital expenditures exceeding available cash, including cash generated from operations, it could be addressed with cash proceeds from sales of interests in Exploration Projects to industry partners or by adjustments to the capital budget, or by other sources of capital believed available. Such a shortfall is not anticipated.

      SUMMARY. The Company believes it is positioned to continue to continue to aggressively pursue its exploration activity on its technology-enhanced projects. Many of the projects have reached the drilling stage. The Company continues to be active in the Runnells field and expects to continue field delineation drilling in the Hordes Creek, Runnells and other fields in the next two quarters. Successful delineation wells can create additional developmental drilling opportunities that can allow for continuous expansion of the Company's monthly net gas and oil production in a more predictable manner than when there was a greater concentration of higher risk exploratory drilling. In the balance of 2001 and 2002 the Company plans to continue its delineation and developmental drilling while continuing its aggressive exploratory drilling program on high potential geologic features. The Company controls an array of exploration projects regarding which the requisite process of geological and/or engineering analysis, followed by acreage acquisition of leasehold rights and seismic permitting, and 3-D seismic field data acquisition, then processing of the data and finally its interpretation has been completed. Management believes that its mix of delineation, development and exploratory drilling positions it for dramatic growth in its proven natural gas and oil reserves in 2002.

      The Company expects to fund significant portions of its year 2002 exploration budget from operating cash flow (prior to capital expenditures and new 3-D seismic data acquisition costs). It is working to finalize its 2002 budget which it expects to be comparable to 2001. Its capital budget will be funded from anticipated cash flow and credit facilities, and supplemented with proceeds from selected sales of interests in its Exploration Projects to industry partners. The Company will utilize a variety of sources to fund its continuing capital expenditures budget including operating cash flow, currently available credit facilities and certain sales of promoted project interests to industry partners and potential other sources as it seeks to maximize its interests and manage its risks while aggressively pursuing its exploration projects. It also intends to remain aware of opportunities pursuant to which a business combination may be identified and pursued which is accretive to the value of the Company's shareholders.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      The Company currently has no action filed against it other than ordinary routine litigation.

ITEM 2.  CHANGES IN SECURITIES.

      In the nine months ended September 30, 2001 and in the fourth quarter through November 1, 2001, the Company has issued 30,813 and 4,415 shares, respectively, of its common stock pursuant to its employees' 401-K plan. The shares represent the employer's pro rata match of employee contributions. In addition, 29,514 shares were issued in the first nine months pursuant to employees exercising vested stock options. Also, 85,022 shares of common stock were issued in the second quarter of 2001 in partial payment of employee bonuses declared based upon 2000 exploration results.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On August 24, 2001, the annual meeting of shareholders of Esenjay exploration, Inc. was held. At that meeting the shareholders voted as follows.

      The following directors were elected (by the vote indicated) at such meeting:


      Name of Nominee            Number of                 Number of                Number of
                              Shares Voted For       Shares Voted Against       Shares Abstained
      William D. Dodge, III      17,294,611                    -0-                     -0-

      Hobart A. Smith            17,291,574                    -0-                    11,068


ITEM 5.  OTHER INFORMATION.

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits

                 (10)(a) Purchase and Sale Agreement among Esenjay Exploration, Inc. et al and Santos USA Corp as purchaser dated as of November 16, 2001

                 (10)(b) Purchase and Sale Agreement by and between Esenjay Exploration, Inc. as seller and Santos USA Corp as purchaser dated November 16, 2001

                 (11)     Computation of Earnings Per Common Share

         (b)     Reports on Form 8-K
                 None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                       ESENJAY EXPLORATION, INC.



   Date:    November 19, 2001    By:   /s/ MICHAEL E. JOHNSON
                                       --------------------
                                       MICHAEL E. JOHNSON, President,
                                       Chief Executive Officer and Director

   Date:    November 19, 2001    By:   /s/ DAVID B. CHRISTOFFERSON
                                       -------------------------
                                       DAVID B. CHRISTOFFERSON,
                                       Senior Vice President, General Counsel,
                                       Principal Financial Officer

   Date:    November 19, 2001    By:   /s/ BARRY L. CROMEANS
                                       -------------------
                                       BARRY L. CROMEANS,
                                       Controller and Principal Accounting
                                       Officer